Form 10-Q
period 1996-03-31
RIFKIN ACQUISITION PARTNERS LLLP; RIFKIN ACQUISITION CAPITAL CORP
filed 1996-06-26
CIK 1011695, 1011701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
For the quarterly period ended March 31, 1996

Commission file number:



                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                    RIFKIN ACQUISITION CAPITAL CORP.
         (Exact name of registrant as specified in its charter.)


             Colorado                   84-1317717
             Colorado                   84-1341424

     (State of Incorporation)(I.R.S. Employer Identification No.)


  360 South Monroe St., Suite 600
         Denver, Colorado                  80209

(Address of principal executive offices)(zip code)


             Registrant's Telephone Number:  (303) 333-1215


     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes[ ]      No [X]

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

			RIFKIN ACQUISITION PARTNERS, L.L.L.P.
		  CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                          	 Three Months Ended
	                                       	       March 31,
        		                         1995(a)       1996
                                             ___________    ___________
Revenue:
Service................................      $11,089,681    $14,070,866
Installation and other.................          730,170      1,411,864
					     ___________    ___________
     Total revenue                	      11,819,851     15,482,730

Costs and Expenses:
Operating Expense......................        1,928,157      2,210,856
Programming Expense....................        2,420,571      3,108,977
Selling, general and administrative
  expense..............................        1,659,254      2,079,253
Depreciation and amortization..........        5,986,408      7,286,183
Management Fees........................          413,644   	522,286
Loss on disposal of assets.............           41,434      	140,245
					     ___________     __________
     Total costs and expenses.........        12,449,468     15,347,800

Operating income (loss)                         (629,617)       134,930
Interest expense.......................        3,155,109      5,153,044
					     ___________     ___________
Loss before income taxes                      (3,784,726)    (5,018,114)
Income tax benefit.....................         (477,000)      (845,000)
					     ____________   ____________
Net loss...............................      $(3,307,726)   $(4,173,114)


Other Financial Data:

Adjusted EBITDA........................      $ 5,398,225     $ 7,166,093

(a) 1995 has been reflected on a pro forma basis to account for the recapitalization discussed in Note 1.

             See accompanying notes to financial statements.

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
CONSOLIDATED BALANCE SHEET
	                                 ASSETS

				               December 31,   	March 31,
                                		     1995          1996
                                               			(UNAUDITED)
                                                ___________   _____________
Cash...................................         $   318,020   $  6,166,666
Subscriber accounts receivable,
  net of allowance for doubtful
    accounts of $292,626 in 1995
    and $338,024 in 1996...............             884,908        994,884
Other receivables......................           1,542,667      1,502,296
Prepaid expenses and other.............             924,229      1,266,788
Property, plant and equipment at cost:
  Cable television transmission and
   distribution systems and related
   equipment..........................           73,994,528     93,695,252
  Land, building, vehicles and
   furniture and fixtures.............            3,159,116      4,319,699
                                                 __________    ___________
                              			 77,153,644     98,014,951

Less accumulated depreciation..........          (2,741,453)    (5,075,954)
     Net property, plant and equipment           74,412,191     92,938,997
                                                 __________    ___________
Franchise costs and other intangible
  assets, net of accumulated
  amortization of $5,128,754 in 1995
  and $9,658,456 in 1996.............           159,963,395    204,335,900
                                               ____________   ____________
         Total assets.................         $238,045,410   $307,205,531

                    LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued
  liabilities..........................        $  5,867,584   $  6,839,137
Subscriber deposits and prepayments....             961,528      1,182,535
Interest payable.......................              91,273      2,584,948
Deferred taxes payable.................          21,127,000     20,274,000
Notes payable..........................         137,500,000    193,000,000
        Total liabilities.............          165,547,385    223,880,620
Commitments (Note 7)
  Redeemable partners' interests.......           3,600,000      3,880,000
Partners' capital (deficit)
  General partner......................          (1,085,311)    (1,012,042)
  Limited partners.....................          69,421,043     79,919,699
  Preferred equity interest............             562,293           537,254

         Total partners' capital......           68,898,025     79,444,911
         Total liabilities and
           partners' capital..........         $238,045,410   $307,205,531

              See accompanying notes to financial statements.

		RIFKIN ACQUISITION PARTNERS, L.L.L.P.
		CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
         			                      Three Months Ended
                                			    March 31,
                		                      1995(a)         1996
						   ___________    ____________
Cash flows from operating activities:
Net loss.................................          $(3,307,726)   $(4,173,114)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Depreciation and amortization........            5,986,408      7,286,183
    Amortization of deferred loan cost  	       104,547        231,213
    Loss on disposal of fixed assets.....		41,434        140,245
    Decrease (increase) in subscriber
      accounts receivable................              267,610       (109,976)
    Decrease in other receivables........              140,720         40,371
    Decrease (increase) in prepaid
      expenses and other.................              105,050       (342,559)
    Increase (decrease) in accounts
      payable and accrued liabilities....             (236,844)       971,553
    Increase in subscriber deposits
      and prepayments....................              110,251        221,007
    Decrease in deferred taxes payable...             (477,000)      (853,000)
    Increase (decrease) in interest
      payable............................             (114,776)     2,493,675
						     __________    ___________
      Net cash provided by operating
        activities......................             2,619,674      5,905,598

Cash flows from investing activities:
Acquisition of Mid-Tennessee Systems.....     		-    	  (61,804,006)
Additions to property, plant and
  equipment..............................           (1,800,721)    (3,025,400)
Additions to cable television
  franchises, net of retirements
  and changes in other intangible
  assets.................................              (75,000)       (33,959)
						    ___________   ___________
Net proceeds from the sale of assets     		14,065         47,253
      Net cash used in investing
         activities......................           (1,861,656)   (64,816,112)

Cash flows from financing activities
Proceeds from issuance of senior
  subordinated notes.....................     		-    	  125,000,000
Proceeds from long-term bank debt........            4,000,000      4,000,000
Deferred loan costs......................     		-     	   (5,740,840)
Payments of long-term bank debt..........           (4,000,000)   (73,500,000)
Partners' capital contributions..........                    -     15,000,000
                                                    ___________   ____________
      Net cash provided by financing
        activities......................                     -     64,759,160
						    ___________   ____________
Net increase in cash.....................              758,018      5,848,646
Cash at beginning of quarter.............            1,196,651        318,020
						   ___________    ___________
Cash at end of quarter...................          $ 1,954,669    $ 6,166,666

(a)  1995 has been reflected on a pro forma basis to account for the recapitalization discussed in Note 1.

                See accompanying notes to financial statements

		RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                  RIFKIN ACQUISITION PARTNERS, L.P.
        CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL(DEFICIT)
                              (UNAUDITED)
             Three Months Ended March 31, 1995 and 1996




                                Preferred
                                  Equity               General              Limited
                                 Interest              Partner              Partners           Total
                                _____________       ____________          ____________     _____________
Beginning balance at 1/1/95..   $        -          $  (526,830)          $(81,790,866)    $(82,317,696)
Net loss for the quarter
  ended 3/31/95..............            -              (25,452)            (2,519,714)      (2,545,166)

Balance at 3/31/95...........   $        -          $  (552,282)          $(84,310,580)    $(84,862,862)



Beginning balance at 1/1/96..   $ 562,293           $(1,085,311)	  $69,421,043 	    $68,898,025
Net loss for the quarter
  ended 3/31/96..............     (25,039)   		(41,731)           (4,106,344)       (4,173,114)
Partners' contributions......           -    		150,000  	   14,850,000        15,000,000
Transfer to Redeemable
  Partners' Interest.........           -               (35,000)             (245,000)         (280,000)

Balance at 3/31/96...........   $ 537,254           $(1,012,042)	  $79,919,699       $79,444,911

              See accompanying notes to financial statement.

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General Information and Transfer of Net Assets

Rifkin Acquisition Partners, L.P. ("RAP L.P.") was formed on December 16, 1988, pursuant to the laws of the State of Colorado, for the purpose of acquiring and operating cable television (CATV) systems. On September 1, 1995, RAP L.P. registered as a limited liability limited partnership, Rifkin Acquisition Partners, L.L.L.P. (the "Partnership"), pursuant to the laws of the State of Colorado. Rifkin Acquisition Management, L.P., was the general partner of RAP L.P. and is the general partner of the Partnership ("General Partner"). The Partnership and its subsidiaries are hereinafter referred to on a consolidated basis as the "Company."

The Partnership operates under a limited liability limited partnership agreement (the "Partnership Agreement") which establishes contribution requirements, enumerates the rights and responsibilities of the partners and advisory committee, provides for allocations of income, losses and distributions, and defines certain items relating thereto.

On September 1, 1995, unrelated third party investors purchased the interest of certain limited partners in RAP L.P. and contributed additional equity for an approximate 89% limited partner interest. In addition, existing RAP L.P. limited and general interests were carried over and additional equity contributed for 10% and 1%, respectively (the "Carryover Interests"). Further, on September 1, 1995, RAP L.P. was renamed Rifkin Acquisition Partners, L.L.L.P. and a new basis of accounting was established.

This form 10-Q is being filed in conformity with the SEC requirements for unaudited consolidated financial statements for the Company and does not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations, of partners' capital(deficit), and of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's consolidated financial position at March 31, 1996, and its consolidated results of operations and cash flows for the three months ended March 31, 1995 and 1996. As a result of the recapitalization of the Company, the consolidated statements of operations and cash flows for the three months ended March 31, 1995 are shown on a pro forma basis to reflect the recapitalization as if it had occurred on December 31, 1994. The consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto included on Form S-1, No. 333-3084, for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 may not be indicative of the results for the year ending December 31, 1996.


2.   Acquisition of Cable Properties

On March 1, 1996, the Company acquired certain cable operating assets ("Mid-Tennessee Systems") from Mid-Tennessee CATV, L.P., an affiliate of the General Partner. The acquisition cost was funded by $15 million of additional partner contributions and the remainder from a portion of the proceeds received from the issuance of $125 million of 11 1/8% Senior Subordinated Notes due 2006 (see note 3).

The acquisition was accounted for using the purchase method of accounting, and the results of operations of the Mid-Tennessee Systems have been included in the consolidated financial statements since March 1, 1996. The purchase price was allocated based on estimated fair values from an independent appraisal, to property, plant and equipment and franchise cost as follows (dollars in thousands):

     Cash paid to Mid-Tennessee CATV, L.P............  $61,715
     Acquisition costs (appraisal, transfer fees, and other
          direct costs)..............................       92
     Working capital assumed.........................       (3)
                                                       _______
     Total acquisition cost..........................  $61,804

     Allocation:
     Property, plant and equipment...................  $18,046
     Franchise cost and other intangible assets......   43,758
     Total cost allocated............................  $61,804

The following unaudited pro forma information presents a summary of consolidated results of operations for the Company as if the Mid-Tennessee Systems acquisition had occurred at the beginning of 1995, with pro forma adjustments to show the effect on depreciation and amortization for the acquired assets, management fees on additional revenues and interest expense on additional debt (dollars in thousands):

  Quarter ended March 31,                  1995       1996
  Total revenues.......................   $14,623    $17,556
  Net loss.............................     6,551      5,101

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Mid-
Tennessee Systems actually been acquired  on January 1, 1995.

Subsequent to the March 31, 1996 financial statement date, the Company acquired, on April 1, 1996, the cable operating assets of Rifkin Cablevision of Tennessee, Ltd (RCT), also an affiliate of the General Partner, for an aggregate purchase price of approximately $10,200,000.

3.   Senior Subordinated Notes

On January 26, 1996, the Company and its wholly-owned subsidiary, Rifkin Acquisition Capital Corp (RAC), co-issued a $125 million aggregate principal amount of 11 1/8% Senior Subordinated Notes ("the Notes") to institutional investors. On May 13, 1996, these notes were registered with the Securities and Exchange Commission. Interest on the Notes is payable in cash, semi-annually on January 15 and July 15 of each year, commencing on July 15, 1996. The Notes, which mature on January 15, 2006, can be redeemed in whole or in part, at the Issuers' option, at any time on or after January 15, 2001, at redeemable prices contained in the Notes plus accrued interest. In addition, at any time on or prior to January 15, 1999, the Issuers, at their option, may redeem up to 25% of the principle amount of the notes issued to institutional investors of not less than $25 million. At March 31, 1996, the Senior Subordinated Notes have a balance of $125 million.

                      RIFKIN ACQUISITION CAPITAL CORP.
                         BALANCE SHEET (UNAUDITED)
                             March 31, 1996

                                 ASSETS
Cash...........................................................      $1,000
          Total Assets.........................................      $1,000

                          STOCKHOLDER'S EQUITY
Stockholder's Equity
          Common Stock; $1.00 par value; 10,000 shares authorized,
            1000 shares issued and outstanding.................      $1,000
              Total Stockholder's equity.......................      $1,000

             See accompanying notes to financial statements.

                RIFKIN ACQUISITION CAPITAL CORP.
                    NOTES TO BALANCE SHEET

1.   Organization and Summary of Significant Accounting Policies

     Organization

     Rifkin Acquisition Capital Corp. ("RAC"), a Colorado corporation, was formed on January 24, 1996, as a wholly-owned subsidiary of Rifkin Acquisition Partners, L.L.L.P. (the "Partnership") for the purpose of co-issuing, with the Partnership, $125.0 million in Senior Subordinated Notes ("the Notes") used to repay advances under the Partnership's term debt and to fund the Partnership's expected acquisitions of certain cable television systems. Although the Notes were structured to be co-issued, Notes were not issued by RAC. RAC does not and is not expected to have operations other than that which is related to its purpose as co-issuer.

             ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months ended March 31, 1996 compared to pro forma three months ended March 31, 1995

In August 1995, Rifkin Acquisition Partners, L.L.L.P. (the "Company") effected a recapitalization in which a group led by VS&A Communications Partners II, L.P. and further comprised of Greenwich Street (RAP) Partners I, L.P., IEP Holdings I LLC and Paine Webber Capital, Inc. acquired the interests of certain limited partners in Rifkin Acquisition Partners, L.P. ("Predecessor"). At the same time all of the Predecessor's debt was paid off and the Company entered into a Credit Agreement with a bank. In addition, in January 1996, the Company completed the issuance of $125 million of 11 % Senior Subordinated Notes due 2006 ("Notes") and amended its Credit Agreement to provide ongoing borrowing availability, including availability to finance acquisitions.

The recapitalization was accounted for using the purchase method of accounting, resulting in the restatement of the Company's assets and liabilities to fair market value as of September 1, 1995. In the discussion of operations which follows, the Company's results of operations for the three months ended March 31, 1995 are reflected on a pro forma basis to account for the recapitalization as if it had occurred on December 31, 1994.

Revenue increased 31.0%, or approximately $3.7 million, to approximately $15.5 million for the three months ended March 31, 1996 from approximately $11.8 million for the three months ended March 31, 1995. This increase resulted from the following: (a) approximately $1.8 million from growth in basic subscribers and increases in basic and tier rates, (b) approximately $1.1 million in total revenue as a result of the March 1, 1996 acquisition of cable systems serving Hickory Hill, Lebanon and McMinnville, Tennessee ("Mid-Tennessee Acquisition"), (c) approximately $600,000 in increased non-recurring interest income related to the escrowed Notes proceeds, and (d) approximately $200,000 from increases in miscellaneous revenue sources. The number of basic subscribers increased 33.4% to approximately 167,300 at March 31, 1996 from approximately 125,500 at March 31, 1995. This increase was attributable to the approximate 33,500 subscribers acquired in the Mid-Tennessee Acquisition along with the continued growth in the Georgia (4,900) and Tennessee (2,800) systems. Average monthly revenue per subscriber increased 5.2% from $31.58 for the three months ended March 31, 1995 to $33.21 for 1996. Premium service units increased 32.3% to 102,100 as of March 31, 1996, from 77,100 as of March 31, 1995, due in large part to the Mid-Tennessee Acquisition (20,800) and to the Company's promotion of discounted premium service packages designed to enhance subscriber value and enable the Company to take advantage of programming cost incentives based on premium service unit growth. The Company's premium penetration decreased to 61.0% from 61.5% between the comparable periods in 1996 and 1995 due mainly to decreased premium penetrations in Tennessee as a result of moving Disney from premium to tier in certain of its systems.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, increased 14.7%, or approximately $300,000, to approximately $2.2 million for the three months ended March 31, 1996 from approximately $1.9 million in 1995, but decreased as a percentage of revenue to 14.3% from 16.3% due to the impact of basic and tier revenue rate increases effected in early 1996. Approximately $200,000 of the increase relates to the operating expense of the acquired systems in the Mid-Tennessee Acquisition.

Programming expense, which includes costs related to basic, tier and premium services, increased 28.4%, or approximately $700,000, to approximately $3.1 million for the three months ended March 31, 1996 from approximately $2.4 million for the three months ended March 31, 1995, but decreased as a percentage of revenue to 20.1% from 20.5%, again due to the impact of basic and tier revenue rate increases effected in early 1996. Approximately $200,000 of the increase relates to the programming expenses of the acquired systems in the Mid-Tennessee Acquisition.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 25.3%, or approximately $400,000, to approximately $2.1 million for the three months ended March 31, 1996 from $1.7 million for the same period in 1995. As a percentage of revenue, selling, general and administrative expense decreased to 13.4% for the three months ended March 31, 1996 from 14.0% for the same period in 1995. Approximately $200,000 of the increase resulted from the provision for the management incentive plan which became effective January 1, 1996 and approximately $100,000 of the increase resulted from increases in personnel and related benefits costs, while approximately $100,000 related to the selling, general and administrative expense of the acquired systems in the Mid-Tennessee Acquisition.

Depreciation and amortization expense of approximately $7.3 million for the three months ended March 31, 1996 increased approximately $1.3 million from pro forma depreciation and amortization expense for the same period in 1995. The increases in depreciation resulted primarily from increases of approximately $1.8 million in the first quarter of 1995 and approximately $3.0 million in the comparable period in 1996 in property, plant and equipment. The increases in amortization expense resulted primarily from the additional amortization related to the Mid-Tennessee Acquisition. As a percentage of revenue, depreciation and amortization expenses decreased to 47.1% in the first quarter of 1996 from 50.6% in the comparable period in 1995.

Management fees, at 3.5% of gross revenue, increased to $500,000 in the first quarter of 1996 from a pro forma $400,000 in the comparable period of 1995, due to the increase in the Company's revenue as a result of rate increases as well as the Mid-
Tennessee Acquisition.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment, increased to approximately $100,000 in the first quarter of 1996 from nearly zero in the first quarter of 1995.

Interest expense in the first quarter of 1996 increased by approximately $2.0 million or 63.3% over pro forma interest for the same period in 1995 and increased as a percentage of revenue from 26.7% to 33.3%. Interest expense was based on an average debt balance of approximately $212.1 million with an average interest rate of 9.7% and an average debt balance $138.0 million with average interest rate of 9.0% for the first quarters of 1996
and 1995, respectively.   This increase was primarily a result of
the issuance of the Notes on January 26, 1996 with proceeds being held in escrow until March 1, 1996, as per the agreement. The release from escrow allowed the paydown of $66.0 million of the revolver portion of the Credit Agreement.

The Company is a "pass-through" entity for income tax purposes. All income or loss flows through to the partners of the Company in accordance with the Partnership Agreement. An income tax benefit of approximately $800,000 was recorded for the first quarter of 1996 compared to an income tax benefit of approximately $500,000 for the comparable period in 1995 on a pro forma basis and relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application for Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."

As a result of the factors discussed above, net loss increased
26.2%, or approximately $900,000, in the first quarter of 1996 compared with the first quarter of 1995.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, non-recurring interest income (related to the escrowed Notes proceeds) and the non-cash provision for the management incentive plan increased 32.7%, or approximately $1.8 million, to approximately $7.2 million in 1996 from a pro forma $5.4 million in 1995. As a percentage of revenue, Adjusted EBITDA increased to 46.3% in the first quarter of 1996 from 45.7% in the comparable period in 1995 as the impact of the Company's percentage revenue growth out paced the percentage expense growth. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied upon cash generated by operations, borrowing and equity contributions to fund capital expenditures and acquisitions, service its indebtedness and finance its working capital needs. During the comparable three month periods ended March 31, 1996 and 1995, net cash provided by operations
(including changes in working capital) of the Company was approximately $2.6 million and $5.9 million, respectively.

From December 31, 1995 to March 31, 1996, the Company's available cash increased from approximately $300,000 to approximately $6.2 million as a result of the temporary excess funds earmarked for the acquisition of systems located in Pulaski, Fayetteville and Lawrenceburg, Tennessee (RCT). This acquisition closed on April 1, 1996 and required an approximate $10.2 million cash outlay. For the same comparable dates, accounts payable and accrued liabilities increased by approximately $1.0 million to approximately $6.8 million, due primarily to the liabilities and accruals related to the systems acquired in the Mid-Tennessee Acquisition. Interest payable increased from approximately $100,000 to approximately $2.6 million for the same comparable dates due primarily to the increased debt level as well as the effect of the timing of payments. Also, for the same comparable dates, deferred taxes payable decreased approximately $900,000 to approximately $20.3 million as a result of differences in book and tax depreciation and amortization lives and methods. Notes payable increased by $55.5 million from December 31, 1995 to March 31, 1996 due to the January 26, 1996 issuance of the Notes offset by the paydown of the revolver portion of the Credit Agreement.

In order to improve its liquidity and increase its financial flexibility, the Company completed its recapitalization in August 1995. In connection with the recapitalization, the Company obtained $41.6 million in new equity, made initial borrowing of $138 million under a new credit facility and assumed $3 million of subordinated debt. The proceeds of such debt and equity financings were used to refinance or repay all of the Company's indebtedness and provide ongoing liquidity for the Company.

Additionally, in conjunction with the issuance of the Notes, the partners of the Company contributed an additional $15 million of equity.

The Company has increased its total consolidated debt to approximately $193 million as of March 31, 1996 from $137.5 million at December 31, 1995. The Company has unused commitments under the Amended and Restated Credit Agreement of $80.0 million, $20.0 million of which is available for general corporate purposes. Access to the remaining $60 million of availability under the Amended and Restated Credit Agreement for general corporate purposes or Permitted Acquisitions (as defined in the Amended and Restated Credit Agreement) is subject to the Company's compliance with all covenants in such facility and the Company's Total Funded Debt Ratio (defined as the ratio of funded indebtedness of the Company to annualized Adjusted EBITDA based on the most recent quarter) being below 6.25x. As of March 31, 1996, the Company's Total Funded Debt Ratio was 6.02x. Interest payments on the Notes and interest and principal payments under the Amended and Restated Credit Agreement represent significant liquidity requirements for the Company. The Amended and Restated Credit Agreement provides for two term loan facilities in a total amount of $65 million. Term Loan A in the amount of $25 million, matures on March 31, 2003 and begins amortizing on March 31, 2000. Term Loan B in the amount of $40 million, matures March 31, 2004 and begins amortizing March 31, 2002. The Amended and Restated Credit Agreement also provides for an $80 million reducing revolving facility with a final maturity date of March 31, 2003. The revolving facility will be subject to permanent annual commitment reductions commencing in 1997. Borrowings under the Amended and Restated Credit Agreement will bear interest at floating rates and will require interest payments on various dates depending upon the interest rate options selected by the Company.

In addition to its debt service obligations, the Company will require liquidity for capital expenditures and working capital needs. The cable television business requires substantial financing for construction, expansion and maintenance of plant and the Company has committed substantial capital resources to
(i) expand its cable systems; (ii) conduct routine replacement of cable television plant; and (iii) increase the channel capacity of certain systems.

The Company expects that cash flow from operating activities and available borrowings will be sufficient to meet its debt service obligations, anticipated capital expenditure requirements and working capital needs for the next twelve months, as well as through the maturity date of the Notes.

The Amended and Restated Credit Agreement and the Indenture restrict, among other things, the Company's and the Subsidiary Guarantors' ability to incur additional indebtedness, incur liens, pay distributions or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The Amended and Restated Credit Agreement also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. The obligations under the Amended and Restated Credit Agreement are secured by (i) a pledge of all of the equity interest of the Company's subsidiaries and
(ii) subject to certain exceptions, a perfected first priority security interest in all tangible and intangible assets.

                 PART II.  FINANCIAL INFORMATION

                   ITEM 5.   Other Information

               RIFKIN ACQUISITION PARTNERS, L.L.L.P.
              REVENUE AND OPERATING CASH FLOW REPORT
                          (UNAUDITED)
            Three Months Ended March 31, 1995 and 1996

REVENUES:
                                                    1995           1996
                                                ___________    ___________
  Georgia................................       $ 4,534,155    $ 5,497,034
  Illinois...............................         2,156,180      2,378,755
  Michigan...............................           929,635      1,051,969
  RTL-Tennessee..........................         4,198,768      4,885,866
  RAP-Tennessee.(3)......................                 -      1,058,532
  Other(2)...............................             1,113        610,574
                                                ___________    ___________
            Total........................       $11,819,851    $15,482,730

OPERATING CASH FLOW(1):

  Georgia................................       $ 2,161,883    $ 2,817,913
  Illinois...............................         1,098,225      1,211,724
  Michigan...............................           442,377        535,746
  RTL-Tennessee..........................         2,119,473      2,553,289
  RAP-Tennessee.(3)......................                 -        527,815
  Other..................................           (10,089)       602,157
                                                ___________    ___________
            Total........................       $ 5,811,869    $ 8,248,644

OPERATING CASH FLOW AS A PERCENT OF REVENUES:

  Georgia................................             47.7%          51.3%
  Illinois...............................             50.9%          50.9%
  Michigan...............................             47.6%          50.9%
  RTL-Tennessee..........................             50.5%          52.3%
  RAP-Tennessee.(3)......................                -           49.9%
                                                     ______         ______
            Total (excluding other)......             49.2%          51.4%

(1) Excludes management fee expense of $413,644 and $522,286 net losses related to the disposition of certain plant assets of $41,434 and $140,245 for the quarters ended March 31, 1995 and 1996, respectively, and non-cash management incentive plan expense of $165,000 for the quarter ended March 31, 1996.

(2) Principally interest income. In addition, 1996 includes interest income from Senior Subordinated Notes proceeds held in escrow from January 31, 1996 through March 1, 1996, totalling $560,265.

(3) Activity relates to the Mid-Tennessee Systems acquired on March 1, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, as of June 21, 1996.


                              RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                              By:  Rifkin Acquisition Management, L.P.
                                   a Colorado limited partnership, its
                                   general partner

                                By:  RT Investments Corp., a Colorado
                                     corporation, its general partner

                                By:  /s/ Dale D. Wagner
                                     Dale D. Wagner
                                     Its:  Vice President & Assistant
                                           Treasurer (Principal Financial
                                           Officer)