Form 10-Q/A
period 1996-03-31
RIFKIN ACQUISITION PARTNERS LLLP; RIFKIN ACQUISITION CAPITAL CORP
filed 1996-08-07
CIK 1011695, 1011701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A


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

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
CONSOLIDATED BALANCE SHEET
<CAPTION
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




                                Preferred
                                  Equity               General              Limited
                                 Interest              Partner              Partners           Total
                                _____________       ____________          ____________     _____________
Beginning balance at 1/1/95..   $        -          $  (554,220)          $(84,502,476)    $(85,056,696)
Net loss for the quarter
  ended 3/31/95..............            -              (25,452)            (2,519,714)      (2,545,166)

Balance at 3/31/95...........   $        -          $  (579,672)          $(87,022,190)    $(87,601,862)



Beginning balance at 1/1/96..   $ 562,293           $(1,085,311)	  $69,421,043 	    $68,898,025
Net loss for the quarter
  ended 3/31/96..............     (25,039)   		(41,731)           (4,106,344)       (4,173,114)
Partners' contributions......           -    		150,000  	   14,850,000        15,000,000
Transfer to Redeemable
  Partners' Interest.........           -               (35,000)             (245,000)         (280,000)

Balance at 3/31/96...........   $ 537,254           $(1,012,042)	  $79,919,699       $79,444,911

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

(3) Activity relates to the Mid-Tennessee Systems acquired on March 1, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, as of August 7, 1996.


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