Form 10-Q
period 1996-06-30
RIFKIN ACQUISITION PARTNERS LLLP; RIFKIN ACQUISITION CAPITAL CORP
filed 1996-08-15
CIK 1011695, 1011701

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-Q




Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the quarterly period ended
June 30, 1996.


            Commission file number:  (S-1) 333-3084



             RIFKIN ACQUISITION PARTNERS, L.L.L.P.
               RIFKIN ACQUISITION CAPITAL CORP.



                    Colorado    84-1317717
                    Colorado    84-1341424


                360 South Monroe St., Suite 600
                    Denver, Colorado  80209



                         (303) 333-1215


Indicate whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes

                 RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                   RIFKIN ACQUISITION CAPITAL CORP.

                                INDEX

Page Number

Part I.  Financial Information:

Item 1.  Financial Statements:
         Rifkin Acquisition Partners, L.L.L.P.

         a.  Consolidated Statement of Operations...........        3

         b.  Consolidated Balance Sheet.....................        5

         c.  Consolidated Statement of Cash Flows...........        6

         d.  Consolidated Statement of Partners' Capital
             (Deficit)......................................        7

         e.  Notes to Consolidated Financial Statements.....        9

         Rifkin Acquisition Capital Corp.

         a.  Balance Sheet..................................        11

         b.  Notes to Balance Sheet.........................        12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................        13

Part II: Other Information:

Item 1.  Legal Proceedings--(none)

Item 2.  Changes in Securities--(none)

Item 3.  Defaults Upon Senior Securities--(none)

Item 4.  Submission of Matters to a Vote of Security
        Holders--(none)

Item 5.  Other Information:

         a. Revenue and Operating Cash Flow Report.........         19

Item 6.  Exhibits and Reports on Form 8-K--(none)

Signatures.................................................         21

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                      RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                 CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                 Three Months Ended
                                                      June 30,
                                               1995(a)         1996
                                            __________    ___________
REVENUE:
Service................................      $11,895,656    $17,195,007
Installation and other.................          688,111      1,108,650
                                             ___________     __________
             Total Revenue.............       12,583,767     18,303,657

COSTS AND EXPENSES:
Operating Expense......................        1,634,861      2,685,354
Programming Expense....................        2,532,585      3,866,940
Selling, general and administrative
  expense..............................        1,694,437      2,764,270
Depreciation and amortization..........        6,028,049      9,240,572
Management Fees........................          440,390        640,628
Loss on disposal of assets.............           91,617        449,013
                                             ___________    ___________
             Total costs and expenses..       12,421,939     19,646,777
                                             ___________    ___________
Operating income (loss)................          161,828     (1,343,120)
Interest expense.......................        3,155,109      5,440,313
                                             ___________    ___________
Loss before income taxes...............       (2,993,281)    (6,783,433)
Income tax benefit.....................         (377,000)      (926,000)
                                             ___________    ___________
Net loss...............................      $(2,616,281)   $(5,857,433)
                                             ===========    ===========

OTHER FINANCIAL DATA:

Adjusted EBITDA........................      $ 6,281,494    $ 8,531,463
                                             ===========    ===========




(a) 1995 has been reflected on a pro forma basis to account for the recapitalization discussed in Note 1.




               See accompanying notes to financial statements.

                          RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                     CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                 Six Months Ended
                                                    June 30,
                                               1995(a)         1996
                                             ___________   ____________
REVENUE:
Service................................      $22,985,337   $ 31,265,873
Installation and other.................        1,418,281      2,520,514
                                             ___________   ____________
          Total revenue................       24,403,618     33,786,387

COSTS AND EXPENSES:
Operating Expense......................        3,563,018      4,896,210
Programming Expense....................        4,953,156      6,975,917
Selling, general and administrative
  expense..............................        3,353,691      4,843,523
Depreciation and amortization..........       12,014,457     16,526,755
Management Fees........................          854,034      1,162,914
Loss on disposal of assets.............          133,051        589,258
                                             ___________   ____________
          Total costs and expenses.....       24,871,407     34,994,577
                                             ___________   ____________
Operating loss.........................         (467,789)    (1,208,190)
Interest expense.......................        6,310,218     10,593,357
                                             ___________   ____________
Loss before income taxes...............       (6,778,007)   (11,801,547)
Income tax benefit.....................         (854,000)    (1,771,000)
                                             ___________   ____________
Net loss...............................      $(5,924,007)  $(10,030,547)
                                             ===========   ============

OTHER FINANCIAL DATA:

Adjusted EBITDA........................      $11,679,719   $ 15,697,556
                                             ===========   ============


(a) 1995 has been reflected on a pro forma basis to account for the recapitalization discussed in Note 1.

               See accompanying notes to financial statements

                    RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                          CONSOLIDATED BALANCE SHEET
                                    ASSETS

                                            December 31,        June 30,
                                                1995              1996
                                                               (UNAUDITED)
                                           _____________      ____________
Cash...................................    $    318,020       $  1,716,052
Subscriber accounts receivable,
  net of allowance for doubtful
    accounts of $292,626 in 1995
    and $351,253 in 1996...............         884,908          1,084,983
Other receivables......................       1,542,667          1,759,040
Prepaid expenses and other.............         924,229            994,568
Property, plant and equipment at cost:
  Cable television transmission and
    distribution systems and related
    equipment..........................      73,994,528        102,449,204
  Land, building, vehicles and
    furniture and fixtures.............       3,159,116          5,132,344
                                           ____________       ____________
                                             77,153,644        107,581,548
Less accumulated depreciation..........      (2,741,453)        (8,070,734)
                                           ____________       ____________
      Net property, plant and equipment      74,412,191         99,510,814
Franchise costs and other intangible
  assets, net of accumulated
  amortization of $5,128,754 in 1995
  and $16,119,518 in 1996..............     159,963,395        202,757,670
                                           ____________       ____________
          Total assets.................    $238,045,410       $307,823,127
                                           ============       ============

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
  liabilities..........................    $  5,867,584       $  8,703,316
Subscriber deposits and prepayments....         961,528          1,124,966
Interest payable.......................          91,273          6,179,367
Deferred taxes payable.................      21,127,000         19,348,000
Notes payable..........................     137,500,000        195,000,000
                                           ____________       ____________
          Total liabilities............     165,547,385        230,355,649
Commitments
  Redeemable partners' interests.......       3,600,000          4,232,000
Partners' capital (deficit):
  General partner......................      (1,085,311)        (1,114,617)
  Limited partners.....................      69,421,043         73,847,985
  Preferred equity interest............         562,293            502,110
                                           ____________       ____________
          Total partners' capital......      68,898,025         73,235,478
                                           ____________       ____________
          Total liabilities and
            partners' capital..........    $238,045,410       $307,823,127
                                           ============       ============

                 See accompanying notes to financial statements.

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.
               CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                                                   Six Months Ended
                                                       June 30,
                                                 1995(a)          1996
                                              ___________      ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................     $(5,924,007)     $(10,030,547)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Depreciation and amortization........      12,014,457        16,526,755
    Amortization of deferred loan cost...         209,094           476,066
    Loss on disposal of fixed assets.....         133,051           589,258
    Increase in subscriber
      accounts receivable................         (27,816)         (200,075)
    Decrease (increase) in other
      receivables........................         100,188          (216,373)
    Decrease (increase) in prepaid
      expenses and other.................         230,517           (70,339)
    Increase (decrease) in accounts
      payable and accrued liabilities....        (645,647)        2,835,731
    Increase in subscriber deposits
      and prepayments....................         331,690           163,438
    Decrease in deferred taxes payable...        (854,000)       (1,779,000)
    Increase in interest payable.........         197,036         6,088,094
       Net cash provided by operating         ___________       ___________
         activities......................       5,764,563        14,383,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Mid-Tennessee Systems.....               -       (61,804,006)
Acquisition of RCT Systems...............               -       (10,159,342)
Additions to property, plant and
  equipment..............................      (3,265,515)       (7,096,345)
Additions to cable television
  franchises, net of retirements
  and changes in other intangible
  assets.................................        (181,702)         (497,906)
Net proceeds from the sale of assets.....          26,913            66,249
       Net cash used in investing             ___________       ___________
         activities......................      (3,420,304)      (79,491,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior
  subordinated notes.....................               -       125,000,000
Proceeds from long-term bank debt........       4,000,000         9,500,000
Deferred loan costs......................               -        (5,993,626)
Payments of long-term bank debt..........      (6,250,000)      (77,000,000)
Partners' capital contributions..........               -        15,000,000
       Net cash provided by (used in)         ___________       ___________
         financing activities. ..........      (2,250,000)       66,506,374
                                              ___________       ___________
Net increase in cash..........                     94,259         1,398,032
Cash at beginning of period..............       1,196,651           318,020
                                              ___________       ___________
Cash at end of period....................     $ 1,290,910       $ 1,716,052
                                              ===========       ===========

(a) 1995 has been reflected on a pro forma basis to account for the recapitalization discussed in Note 1.

                 See accompanying notes to financial statements                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                       RIFKIN ACQUISITION PARTNERS, L.P.
               CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL(DEFICIT)
                                  (UNAUDITED)
                    Three Months Ended June 30, 1995 and 1996



                               Preferred
                                 Equity      General         Limited
                                Interest     Partner         Partners          Total
                               __________  ___________     ____________     ____________
Beginning balance at 4/1/95..  $        -  $  (579,672)    $(87,022,190)    $(87,601,862)
Net loss for the quarter
  ended 6/30/95..............           -      (24,716)      (2,446,916)      (2,471,632)
                               __________  ___________     ____________     ____________

Balance at 6/30/95...........  $        -  $  (604,388)    $(89,469,106)    $(90,073,494)
                               ==========  ===========     ============     ============


Beginning balance at 4/1/96..  $  537,254  $(1,012,042)    $ 79,919,699     $ 79,444,911
Net loss for the quarter
  ended 6/30/96..............     (35,144)     (58,575)      (5,763,714)      (5,857,433)
Transfer to Redeemable
  Partners' Interest.........           -      (44,000)        (308,000)        (352,000)
                               __________   __________      ___________     ____________
Balance at 6/30/96...........  $  502,110  $(1,114,617)    $ 73,847,985     $ 73,235,478
                               ==========  ===========     ============     ============





                       See accompanying notes to financial statement.

                             RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                              RIFKIN ACQUISITION PARTNERS, L.P.
                     CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL(DEFICIT)
                                        (UNAUDITED)
                          Six Months Ended June 30, 1995 and 1996


                               Preferred
                                Equity       General         Limited
                               Interest      Partner         Partners           Total
                               _________   ___________     ____________      ____________
Beginning balance at 1/1/95..  $       -   $  (554,220)    $(84,502,476)     $(85,056,696)
Net loss for the six months
  ended 6/30/95..............          -       (50,168)      (4,966,630)       (5,016,798)
                               _________   ___________     ____________      ____________
Balance at 6/30/95...........          -   $  (604,388)    $(89,469,106)     $(90,073,494)
                               =========   ===========     ============      ============

Beginning balnce at 1/1/96...  $ 562,293   $(1,085,311)    $ 69,421,043      $ 68,898,025
Net loss for the six months
  ended 6/30/96..............    (60,183)     (100,306)      (9,870,058)     $(10,030,547)
Partners' contributions......          -       150,000       14,850,000        15,000,000
Transfer to Redeemable
  Partners' Interest.........          -       (79,000)        (553,000)         (632,000)
                               _________   ___________     ____________      ____________
Balance at 6/30/96...........  $ 502,110   $(1,114,617)    $ 73,847,985      $ 73,235,478
                               =========   ===========     ============      ============






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

On September 1, 1995, unrelated third party investors purchased the interest of certain limited partners in RAP L.P. and contributed additional equity for an approximate 89% limited partner interest. In addition, existing RAP L.P. limited and general partner interests were carried over and additional equity contributed for 10% and 1%, respectively (the "Carryover Interests"). Further, on September 1, 1995, RAP L.P. was renamed Rifkin Acquisition Partners, L.L.L.P. and a new basis of accounting was established.

This form 10-Q is being filed in conformity with the SEC requirements for unaudited consolidated financial statements for the Company and does not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations, of partners' capital(deficit), and of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's consolidated financial position at June 30, 1996, and its consolidated results of operations and cash flows for the three months and six months ended June 30, 1995 and 1996. As a result of the recapitalization of the Company, the consolidated statements of operations and cash flows for the three months and six months ended June 30, 1995 are shown on a pro forma basis to reflect the recapitalization as if it had occurred on December 31, 1994. The consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto included on Form S-1, No. 333-3084, for the year ended December 31, 1995. The results of operations for the three months and six months ended June 30, 1996 may not be indicative of the results for the year ending December 31, 1996.


2.  Acquisition of Cable Properties

On March 1, 1996, the Company acquired certain cable operating assets ("Mid-Tennessee Systems") from Mid-Tennessee CATV, L.P., and on April 1, 1996 acquired certain cable operating assets ("RCT Systems") from Rifkin Cablevision of Tennessee, Ltd. Both Mid-Tennessee CATV, L.P. and Rifkin Cablevision of Tennessee, Ltd. are affiliates of the General Partner. The acquisition costs were funded by $15 million of additional partner contributions and the remainder from a portion of the proceeds received from the issuance of $125 million of 11 1/8% Senior Subordinated Notes due 2006 (see note 3).

The acquisitions were accounted for using the purchase method of accounting. The results of operations of the Mid-Tennessee Systems have been included in the consolidated financial statements since March 1, 1996, and the results of the RCT Systems have been included in the consolidated financial statements since April 1, 1996. The purchase price of each was allocated, based on estimated fair values from an independent appraisal, to property, plant and equipment and franchise cost as follows (dollars in thousands):

                                Mid-Tennessee           RCT
                                   Systems            Systems
                                _____________         _______
    Cash paid..................    $61,715            $ 9,756
    Acquisition costs (appraisal, transfer fees, and other
        direct costs)..........         92                 27
    Working capital assumed....         (3)               376
                                      _______            _______
    Total acquisition cost.....    $61,804            $10,159
                                   =======            =======
    Allocation:
    Property, plant and equipment. $18,046            $ 5,986
    Franchise cost and other
        intangible assets......     43,758              4,173
                                   _______            _______
    Total cost allocated........   $61,804            $10,159
                                   =======            =======

The following unaudited pro forma information presents a summary of consolidated results of operations for the Company as if the Mid-Tennessee and RCT Systems acquisition had occurred at the beginning of 1995, with pro forma adjustments to show the effect on depreciation and amortization for the acquired assets, management fees on additional revenues and interest expense on additional debt (dollars in thousands):

                       Three Mos Ended           Six Mos Ended
                            June 30                  June 30
                      __________________       _________________
                      1995          1996        1995         1996
                      __________________       _________________
Total revenues....... $16,370    $18,304       $31,867   $36,847
Net Loss.............  (5,959)    (5,857)      (12,512)  (10,957)

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Mid-
Tennessee Systems and the RCT Systems actually been acquired on January 1, 1995.


3.  Senior Subordinated Notes

On January 26, 1996, the Company and its wholly-owned subsidiary, Rifkin Acquisition Capital Corp (RAC), co-issued a $125 million aggregate principal amount of 11 1/8% Senior Subordinated Notes ("the Notes") to institutional investors. On May 13, 1996, these notes were registered with the Securities and Exchange Commission. Interest on the Notes is payable in cash, semi-annually on January 15 and July 15 of each year, commencing on July 15, 1996. The Notes, which mature on January 15, 2006, can be redeemed in whole or in part, at the Issuers' option, at any time on or after January 15, 2001, at redeemable prices contained in the Notes plus accrued interest. In addition, at any time on or prior to January 15, 1999, the Issuers, at their option, may redeem up to 25% of the principle amount of the notes issued to institutional investors of not less than $25 million. At June 30, 1996, the Senior Subordinated Notes had a balance of $125 million.

                            RIFKIN ACQUISITION CAPITAL CORP.
                              BALANCE SHEET (UNAUDITED)
                                   June 30, 1996

                                       ASSETS
Cash................................................................     $1,000
                                                                         ______
      Total Assets..................................................     $1,000
                                                                         ======

                                STOCKHOLDER'S EQUITY
Stockholder's Equity
      Common Stock; $1.00 par value; 10,000 shares authorized,
        1000 shares issued and outstanding..........................     $1,000
                                                                         ______
          Total Stockholder's equity................................     $1,000
                                                                         ======

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


In August 1995, Rifkin Acquisition Partners, L.L.L.P. (the "Company") effected a recapitalization in which a group led by VS&A Communications Partners II, L.P. and further comprised of Greenwich Street (RAP) Partners I, L.P., IEP Holdings I LLC and Paine Webber Capital, Inc. acquired the interests of certain limited partners in Rifkin Acquisition Partners, L.P. (the "Predecessor"). Concurrently, all of the Predecessor's debt was repaid and the Company entered into a new credit agreement (the "Credit Agreement") with a syndicate of banks. In addition, in January 1996, the Company completed the issuance of $125 million of 11 % Senior Subordinated Notes due 2006 ("Notes") and amended its Credit Agreement to provide ongoing borrowing availability, including availability to finance acquisitions.

The recapitalization was accounted for using the purchase method of accounting, resulting in the restatement of the Company's assets and liabilities to fair market value as of September 1, 1995. In the discussion of operations which follows, the Company's results of operations for the three months and six months ended June 30, 1995 are reflected on a pro forma basis to account for the recapitalization as if it had occurred on December 31, 1994.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO PRO FORMA THREE
MONTHS ENDED JUNE 30, 1995

Revenue increased 45.4%, or approximately $5.7 million, to approximately $18.3 million for the three months ended June 30, 1996 from approximately $12.6 million for the three months ended June 30, 1995. This increase resulted from the following: (a) approximately $1.5 million from growth in basic subscribers and increases in basic and tier rates, (b) approximately $3.2 million in total revenue as a result of the March 1, 1996 acquisition of cable systems serving Hickory Hill, Lebanon and McMinnville, Tennessee (the "Mid-Tennessee Acquisition"), and (c) approximately $1.0 million in total revenue as a result of the April 1, 1996 acquisition of cable systems serving Fayetteville, Lawrenceburg and Pulaski, Tennessee (the "RCT Acquisition"). Basic subscribers increased 42.7% to approximately 181,200 at June 30, 1996 from approximately 127,000 at June 30, 1995. This increase was attributable to the approximate 33,500 subscribers acquired in the Mid-Tennessee Acquisition, the approximate 12,200 subscribers acquired in the RCT Acquisition, along with the continued growth in the Georgia (4,800) and Tennessee (2,200) systems. Average monthly revenue per subscriber increased 5.4% from $33.23 for the three months ended June 30, 1995 to $35.02 for 1996. Premium service units increased 34.0% to 106,800 as of June 30, 1996, from 79,700 as of June 30, 1995, largely as a result of the Mid-Tennessee Acquisition (20,900), the RCT Acquisition (6,900), and the Company's promotion of discounted premium service packages designed to enhance subscriber value and enable the Company to take advantage of programming cost incentives based on premium service unit growth. The Company's premium penetration decreased to 58.9% from 62.7% between the comparable periods in 1996 and 1995 due mainly to decreased premium penetrations in Tennessee as a result of moving the Disney Channel from premium to tier in certain of its systems.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, increased 64.3%, or approximately $1.0 million to approximately $2.7 million for the three months ended June 30, 1996 from approximately $1.6 million in 1995, and increased as a percentage of revenue to 14.7% from 13.0% due to labor and benefit costs increasing at a slightly faster rate than revenue. Approximately $500,000 and $100,000 of the increase relates to the operating expense of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively.

Programming expense, which includes costs related to basic, tier and premium services, increased 52.7%, or approximately $1.3 million, to approximately $3.9 million for the three months ended June 30, 1996 from approximately $2.5 million for the three months ended June 30, 1995, and increased as a percentage of revenue to 21.1% from 20.1%. Approximately $700,000 and $300,000 of the increase relates to the programming expenses of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 63.1%, or approximately $1.1 million to approximately $2.8 million for the three months ended June 30, 1996 from $1.7 million for the same period in 1995. As a percentage of revenue, selling, general and administrative expense increased to 15.1% for the three months ended June 30, 1996 from 13.5% for the same period in 1995. Approximately $200,000 of the increase resulted from the provision for the management incentive plan which became effective January 1, 1996 and approximately $100,000 of the increase resulted from increases in personnel and related benefits costs, while approximately $500,000 and $200,000 related to the selling, general and administrative expense of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively.

Depreciation and amortization expense of approximately $9.2 million for the three months ended June 30, 1996 increased approximately $3.2 million from pro forma depreciation and amortization expense for the same period in 1995. The increases in depreciation resulted primarily from increases of approximately $1.5 million in the second quarter of 1995 and approximately $4.1 million in the comparable period in 1996 in property, plant and equipment. The increases in amortization expense resulted primarily from the additional amortization related to the Mid-Tennessee Acquisition and RCT Acquisition, respectively. As a percentage of revenue, depreciation and amortization expenses increased to 50.5% in the second quarter of 1996 from 47.9% in the comparable period in 1995.

Management fees, equal to 3.5% of gross revenue, increased to approximately $600,000 in the second quarter of 1996 from pro forma management fees of approximately $400,000 in the comparable period of 1995, due to the increase in the Company's revenue as a result of rate increases as well as the Mid-Tennessee Acquisition and RCT Acquisition, respectively.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment, increased to approximately $400,000 in the second quarter of 1996 from approximately $100,000 in the second quarter of 1995.

Interest expense in the second quarter of 1996 increased by approximately $2.3 million or 72.4% over pro forma interest for the same period in 1995 and increased as a percentage of revenue from 25.1% to 29.7%. Interest expense was based on an average debt balance of approximately $196.3 million with an average interest rate of 11.1% and an average debt balance $138.0 million with an average interest rate of 9.1% for the second quarters of
1996 and 1995, respectively.   This increase was primarily a
result of the issuance of the Notes on January 26, 1996 with proceeds being held in escrow until March 1, 1996, pending the completion of the Mid-Tennessee Acquisition. The release of the Note proceeds from escrow resulted in the reduction of the revolver portion of the Credit Agreement of approximately $66.0 million.

The Company is a "pass-through" entity for income tax purposes. All income or loss flows through to the partners of the Company in accordance with the Partnership Agreement. An income tax benefit of approximately $900,000 was recorded for the three months ended June 30, 1996 compared to an income tax benefit of approximately $400,000 for the comparable period in 1995 on a pro forma basis and relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."

As a result of the factors discussed above, net loss increased
123.9%, or approximately $3.2 million in the three months ended
June 30, 1996 compared to the comparable period of 1995.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, non-recurring interest income (related to the escrowed Notes proceeds) and the non-cash provision for the management incentive plan increased 35.8%, or approximately $2.2 million, to approximately $8.5 million in 1996 from a pro forma $6.3 million in 1995. As a percentage of revenue, Adjusted EBITDA decreased to 46.6% in the second quarter of 1996 from 49.9% in the comparable period in 1995 as the impact of the Company's percentage expense growth out paced the percentage revenue growth. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO PRO FORMA SIX MONTHS
ENDED JUNE 30, 1995

Revenue increased 38.4% or approximately $9.4 million, to approximately $33.8 million for the six months ended June 30, 1996 from approximately $24.4 million for the three months ended June 30, 1995. This increase resulted from the following: (a) approximately $3.5 million from growth in basic subscribers and increases in basic and tier rates, (b) approximately $4.3 million in total revenue as a result of the March 1, 1996 Mid-Tennessee Acquisition, (c) approximately $1.0 million in total revenue as a result of the April 1, 1996 RCT Acquisition, and (d) approximately $600,000 in non-recurring interest income related to the escrowed Notes proceeds. Basic subscribers increased 42.7% to approximately 181,200 at June 30, 1996 from approximately 127,000 at June 30, 1995. This increase was attributable to the approximate 33,500 subscribers acquired in the Mid-Tennessee Acquisition, the approximate 12,200 subscribers acquired in the RCT Acquisition, along with the continued growth in the Georgia (4,800) and Tennessee (2,200) systems. Average monthly revenue per subscriber increased 10.9% from $32.40 for the six months ended June 30, 1995 to $35.93 for 1996. Premium service units increased 34.0% to 106,800 as of June 30 1996 from 79,700 as of June 30, 1995, largely as a result of the Mid-Tennessee Acquisition (20,900), the RCT Acquisition (6,900) and the Company's promotion of discounted premium service packages designed to enhance subscriber value and enable the Company to take advantage of programming cost incentives based on premium service unit growth. The Company's premium penetration decreased to 58.9% from 62.7% between comparable periods in 1996 and 1995 due mainly to decreased premium penetrations in Tennessee as a result of moving the Disney Channel from premium to tier in certain of its systems.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, increased 37.4%, or approximately $1.3 million to approximately $4.9 million for the six months ended June 30, 1996 from approximately $3.6 million in 1995, but decreased as a percentage of revenue to 14.5% from 14.6% due to the impact of basic and tier revenue rate increases effected in early 1996. Approximately $600,000 and $100,000 of the increase relates to the operating expense of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively.

Programming expense, which includes costs related to basic, tier and premium services, increased 40.8%, or approximately $2.0 million, to approximately $7.0 million for the six months ended June 30, 1996 from approximately $5.0 million for the six months ended June 30, 1995, and increased as a percentage of revenue to 20.6% from 20.3%. The respective approximate amounts of $900,000 and $300,000 of the increase relates to the programming expenses of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 44.4%, or approximately $1.5 million, to approximately $4.8 million for the six months ended June 30, 1996 from $3.4 million for the same period in 1995. As a percentage of revenue, selling, general and administrative expense increased to 14.3% for the six months ended June 30, 1996 from 13.7% for the same period in 1995. Approximately $350,000 of the increase resulted from the provision for the management incentive plan which became effective January 1, 1996 and approximately $300,000 of the increase resulted from increases in personnel and related benefits costs, while approximately $600,000 and $200,000, related to the selling, general and administrative expense of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively.

Depreciation and amortization expense of approximately $16.5 million for the six months ended June 30, 1996 increased approximately $4.5 million from pro forma depreciation and amortization expense for the same period in 1995. The increases in depreciation resulted primarily from increases of approximately $3.3 million in first six months of 1995 and approximately $7.1 million in the comparable period in 1996 in property, plant and equipment. The increases in amortization expense resulted primarily from the additional amortization related to the Mid-Tennessee Acquisition and RCT Acquisition. As a percentage of revenue, depreciation and amortization expenses decreased to 48.9% in the first half of 1996 from 49.2% in the comparable period in 1995.

Management fees, equal to 3.5% of gross revenue, increased to approximately $1.2 million in the first half of 1996 from pro forma management fees of approximately $900,000 in the comparable period of 1995, due to the increase in the Company's revenue as a result of rate increases as well as the Mid-Tennessee Acquisition and RCT Acquisition.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment, increased to approximately $600,000 in the first half of 1996 from approximately $100,000 in the first half of 1995.

Interest expense in the first half of 1996 increased by approximately $4.3 million or 67.9% over pro forma interest for the same period in 1995 and increased as a percentage of revenue from 25.9% to 31.4%. Interest expense was based on an average debt balance of approximately $205.8 million with average interest rate of 10.3% and an average debt balance of $138.0 million with average interest rate of 9.1% for the first half of 1996 and 1995, respectively. This increase was primarily a result of the issuance of the Notes on January 26, 1996 with proceeds being held in escrow until March 1, 1996, pending the completion of the Mid-Tennessee Acquisition. The release of the Note proceeds from escrow resulted in the reduction of the revolver portion of the Credit Agreement of approximately $66.0 million.

The Company is a "pass-through" entity for income tax purposes. All income or loss flows through to the partners of the Company in accordance with the Partnership Agreement. An income tax benefit of approximately $1.8 million was recorded for the six months ended June 30, 1996 compared to an income tax benefit of approximately $900,000 for the comparable period in 1995 on a pro forma basis and relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."

As a result of the factors discussed above, net loss increased
80.0%, or approximately $4.7 million in the six months ended June
30, 1996 compared to the comparable period of 1995.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, non-recurring interest income related to the escrowed Notes proceeds) and the non-cash provision for the management incentive plan increased 34.4%, or approximately $4.0 million, to approximately $15.7 million in 1996 from a pro forma $11.7 million in 1995. As a percentage of revenue, Adjusted EBITDA decreased to 46.5% in the first half of 1996 from 47.9% in the comparable period in 1995 as the impact of the Company's percentage expense growth slightly out paced the percentage revenue growth. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied upon cash generated by operations, borrowing and equity contributions to fund capital expenditures and acquisitions, service its indebtedness and finance its working capital needs. During the comparable three month periods ended June 30, 1996 and 1995, net cash provided by operations (including changes in working capital) of the Company was approximately $8.5 million and $3.1 million, respectively.
During the comparable six month periods ended June 30, 1996 and 1995, net cash provided by operations (including changes in working capital) of the Company was approximately $14.4 million and $5.8 million, respectively.

From December 31, 1995, the Company's available cash increased from approximately $300,000 to approximately $1.7 million. For the same comparable dates, accounts payable and accrued liabilities increased by approximately $2.8 million to approximately $8.7 million, due primarily to the liabilities and accruals related to the systems acquired in the Mid-Tennessee and RCT Acquisitions. Interest payable increased from approximately $100,000 to approximately $6.2 million for the same comparable dates due primarily to the increased debt level as well as the effect of the timing of payments. Also, for the same comparable dates, deferred taxes payable decreased approximately $1.8 million to approximately $19.3 million as a result of differences in book and tax depreciation and amortization lives and methods. Notes payable increased by $57.5 million from December 31, 1995 to June 30, 1996 due to the January 26, 1996 issuance of the Notes offset by the paydown of the revolver portion of the Credit Agreement.

In order to improve liquidity and increase financial flexibility, the Company completed its recapitalization in August 1995. In connection with the recapitalization, the Company obtained $41.6 million in new equity, made initial borrowings of $138 million under the Credit Facility and assumed $3 million of subordinated debt. The proceeds of such debt and equity financings were used to refinance or repay all of the Company's indebtedness and provide ongoing liquidity for the Company.

Additionally, in conjunction with the issuance of the Notes, the partners of the Company contributed an additional $15 million of equity.

The Company has increased its total consolidated debt to $195 million as of June 30, 1996 from $137.5 million at December 31, 1995. The Company has unused commitments under the Amended and Restated Credit Agreement of $78.0 million, $18.0 million of which is available for general corporate purposes. Access to the remaining $60 million of availability under the Amended and Restated Credit Agreement for general corporate purposes or Permitted Acquisitions (as defined in the Amended and Restated Credit Agreement) is subject to the Company's compliance with all covenants in such facility and the Company's Total Funded Debt Ratio (defined as the ratio of funded indebtedness of the Company to annualized Adjusted EBITDA based on the most recent quarter) being below 6.25x. As of June 30, 1996, the Company's Total Funded Debt Ratio was 5.75. Interest payments on the Notes and interest and principal payments under the Amended and Restated Credit Agreement represent significant liquidity requirements for the Company. The Amended and Restated Credit Agreement provides for two term loan facilities in a total amount of $65 million. Term Loan A in the amount of $25 million, matures on March 31, 2003 and begins amortizing on March 31, 2000. Term Loan B in the amount of $40 million, matures March 31, 2004 and begins amortizing March 31, 2002. The Amended and Restated Credit Agreement also provides for an $80 million reducing revolving facility with a final maturity date of March 31, 2003. The revolving facility will be subject to permanent annual commitment reductions commencing in 1997. Borrowings under the Amended and Restated Credit Agreement will bear interest at floating rates and will require interest payments on various dates depending upon the interest rate options selected by the Company.

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

                               PART II.  FINANCIAL INFORMATION

                                 ITEM 5.   Other Information

                             RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                            REVENUE AND OPERATING CASH FLOW REPORT
                                          (UNAUDITED)
                           Three Months Ended June 30, 1995 and 1996

REVENUES:
                                                1995                  1996
                                             ___________           ___________
   Georgia................................   $ 4,962,961           $ 5,630,730
   Illinois...............................     2,206,667             2,359,495
   Michigan...............................       967,641             1,046,437
   RTL-Tennessee..........................     4,445,655             4,976,633
   RAP-Tennessee.(3)......................             -             4,248,249
   Other(2)...............................           843                42,113
                                             ___________           ___________
      Total...............................   $12,583,767           $18,303,657
                                             ===========           ===========
OPERATING CASH FLOW(1):

   Georgia................................   $ 2,577,354           $ 2,871,409
   Illinois...............................     1,186,387             1,129,489
   Michigan...............................       498,679               500,815
   RTL-Tennessee..........................     2,508,994             2,684,394
   RAP-Tennessee.(3)......................             -             1,963,450
   Other..................................       (49,530)               22,534
                                             ___________           ___________
      Total...............................   $ 6,721,884           $ 9,172,091
                                             ===========           ===========
OPERATING CASH FLOW AS A PERCENT OF REVENUES:

   Georgia................................         51.9%                 51.0%
   Illinois...............................         53.8%                 47.9%
   Michigan...............................         51.5%                 47.9%
   RTL-Tennessee..........................         56.4%                 53.9%
   RAP-Tennessee.(3)......................            -                  46.2%

      Total (excluding other).............         53.8%                 50.1%

(1)   Excludes management fee expense of $440,390 and $640,628 and net losses related to the disposition of certain plant assets of $91,617 and $449,013 for the three months ended
      June 30, 1995 and 1996, respectively, and non-cash management incentive plan expense of
      $184,998 for the three months ended June 30, 1996.

(2)   Principally interest income.

(3)   Activity relates to the Mid-Tennessee Systems acquired on March 1, 1996 and the RCT
      Systems acquired on April 1, 1996.

                            RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                           REVENUE AND OPERATING CASH FLOW REPORT
                                        (UNAUDITED)
                           Six Months Ended June 30, 1995 and 1996

REVENUES:
                                                1995                  1996
                                             ___________           ___________
   Georgia................................   $ 9,497,116           $11,127,764
   Illinois...............................     4,362,847             4,738,250
   Michigan...............................     1,897,276             2,098,406
   RTL-Tennessee..........................     8,644,423             9,862,499
   RAP-Tennessee.(3)......................             -             5,306,781
   Other(2)...............................         1,956               652,687
                                             ___________           ___________
      Total...............................   $24,403,618           $33,786,387

OPERATING CASH FLOW(1):

   Georgia................................   $ 4,739,237           $ 5,689,322
   Illinois...............................     2,284,612             2,341,213
   Michigan...............................       941,056             1,036,561
   RTL-Tennessee..........................     4,628,467             5,237,683
   RAP-Tennessee.(3)......................             -             2,491,265
   Other..................................       (59,619)              624,691
                                             ___________           ___________
      Total...............................   $12,533,753           $17,420,735
                                             ===========           ===========

OPERATING CASH FLOW AS A PERCENT OF REVENUES:

   Georgia................................         49.9%                 51.1%
   Illinois...............................         52.4%                 49.4%
   Michigan...............................         49.6%                 49.4%
   RTL-Tennessee..........................         53.5%                 53.1%
   RAP-Tennessee.(3)......................            -                46.9%

      Total (excluding other).............         51.6%                 50.7%

(1)   Excludes management fee expense of $854,034 and $1,162,914 and net losses related to the disposition of certain plant assets of $133,051 and $589,258 for the six months ended June 30, 1995 and 1996, respectively, and non-cash management incentive plan expense of $349,998 for the six months ended June 30, 1996.

(2)   Principally interest income. In addition, 1996 includes interest income from Senior
      Subordinated Notes proceeds held in escrow from January 31, 1996 through March 1, 1996, totalling $560,265.

(3)   Activity relates to the Mid-Tennessee Systems acquired on March 1, 1996 and the RCT
      Systems acquired on April 1, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, as of August 14, 1996.


                                 RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                                 By:  Rifkin Acquisition Management, L.P.
                                      a Colorado limited partnership, its
                                      general partner

                                 By:  RT Investments Corp., a Colorado
                                      corporation, its general partner

                                 By:  /s/ Dale D. Wagner
                                      ______________________________________
                                       Dale D. Wagner
                                       Its:  Vice President & Assistant
                                             Treasurer (Principal Financial
                                                 Officer)