Form 10-Q
period 1996-09-30
RIFKIN ACQUISITION PARTNERS LLLP; RIFKIN ACQUISITION CAPITAL CORP
filed 1996-11-15
CIK 1011695, 1011701

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-Q




Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the quarterly period ended
September 30, 1996.


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

                                       INDEX

                                                               Page Number

Part I.  Financial Information:

Item 1.  Financial Statements:
              Rifkin Acquisition Partners, L.L.L.P.

         a. Consolidated Statement of Operations...............     3

         b. Consolidated Balance Sheet.........................     5

         c. Consolidated Statement of Cash Flows...............     7

         d. Consolidated Statement of Partners' Capital
            (Deficit)..........................................     9

         e. Notes to Consolidated Financial Statements.........    11

                      Rifkin Acquisition Capital Corp.

         a. Balance Sheet......................................    14

         b. Notes to Balance Sheet.............................    15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................    16

Part II: Other Information:

Item 1.  Legal Proceedings--(none)

Item 2.  Changes in Securities--(none)

Item 3.  Defaults Upon Senior Securities--(none)

Item 4.  Submission of Matters to a Vote of Security
         Holders--(none)

Item 5.  Other Information:

         a. Revenue and Operating Cash Flow Report.............    24

Item 6.  Exhibits and Reports on Form 8-K--(none)

Signatures.....................................................    26

                     PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                 CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                Three Months Ended
                                                   September 30,
                                            ---------------------------
                                              1995(a)         1996
                                            -----------     -----------
REVENUE:
Service................................     $11,998,937     $17,498,967
Installation and other.................         754,430       1,146,782
                                            -----------     -----------
      Total revenue                          12,753,367      18,645,749

COSTS AND EXPENSES:
Operating Expense......................       1,750,310       2,695,345
Programming Expense....................       2,579,697       3,837,395
Selling, general and administrative
  expense..............................       1,799,779       2,891,333
Depreciation and amortization..........       6,050,011       9,331,709
Management Fees........................         446,340         652,602
Loss on disposal of assets.............         131,691         195,360
                                            -----------     -----------
      Total costs and expenses.........      12,757,828      19,603,744

Operating income (loss)................          (4,461)       (957,995)
Interest expense.......................       3,162,725       5,501,220
                                            -----------     -----------
Loss before income taxes...............      (3,167,186)     (6,459,215)
Income tax benefit.....................        (399,000)       (783,719)
                                            -----------     -----------
Net loss...............................     $(2,768,186)    $(5,675,496)
                                            ===========     ===========

OTHER FINANCIAL DATA:

Adjusted EBITDA........................     $ 6,177,241     $ 8,744,073
                                            ===========     ===========





(a) 1995 has been reflected on a pro forma basis to account for the recapitalization discussed in Note 1.




                 See accompanying notes to financial statements.

                    RIFKIN ACQUISITION PARTNERS, L.L.L.P.
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                Nine months Ended
                                                  September 30,
                                            ---------------------------
                                              1995(a)       1996
                                            -----------    ------------
Revenue:
Service................................     $34,984,274    $ 48,764,840
Installation and other.................       2,172,711       3,667,296
                                            -----------    ------------
      Total revenue                          37,156,985      52,432,136
                                            -----------    ------------
Costs and Expenses:
Operating Expense......................       5,313,328       7,591,555
Programming Expense....................       7,532,853      10,813,312
Selling, general and administrative
  expense..............................       5,153,470       7,734,856
Depreciation and amortization..........      18,064,468      25,858,464
Management Fees........................       1,300,374       1,815,516
Loss on disposal of assets.............         264,742         784,618
                                            -----------    ------------
     Total costs and expenses.........      37,629,235      54,598,321
                                            -----------    ------------
Operating loss.........................        (472,250)     (2,166,185)
Interest expense.......................       9,472,943      16,094,577
                                            -----------    ------------
Loss before income taxes...............      (9,945,193)    (18,260,762)
Income tax benefit.....................      (1,253,000)     (2,554,719)
                                            -----------    ------------
Net loss...............................     $(8,692,193)   $(15,706,043)
                                            ===========    ============

OTHER FINANCIAL DATA:

Adjusted EBITDA........................     $17,856,960    $ 24,441,629
                                            ===========    ============





(a) 1995 has been reflected on a pro forma basis to account for the recapitalization discussed in Note 1.

                    RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                         CONSOLIDATED BALANCE SHEET
                                   ASSETS
                                            December 31,      September 30,
                                                1995             1996
                                                              (UNAUDITED)
                                            ------------      ------------
Cash...................................     $   318,020       $  1,243,117
Subscriber accounts receivable,
  net of allowance for doubtful
    accounts of $292,626 in 1995
    and $337,800 in 1996...............         884,908          1,054,397
Other receivables......................       1,542,667          2,156,141
Prepaid expenses and other.............         924,229          1,549,287
Property, plant and equipment at cost:
  Cable television transmission and
    distribution systems and related
    equipment..........................      73,994,528        107,194,770
  Land, building, vehicles and
    furniture and fixtures.............       3,159,116          5,387,434
                                           ------------       ------------
                                             77,153,644        112,582,204
Less accumulated depreciation..........      (2,741,453)       (11,152,610)
                                           ------------       ------------
      Net property, plant and equipment      74,412,191        101,429,594
Franchise costs and other intangible
  assets, net of accumulated
  amortization of $5,128,754 in 1995
  and $22,457,616 in 1996..............     159,963,395        196,610,720
                                           ------------       ------------
          Total assets.................    $238,045,410       $304,043,256
                                           ============       ============

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
  liabilities..........................    $  5,867,584       $  9,298,005
Subscriber deposits and prepayments....         961,528          1,103,044
Interest payable.......................          91,273          3,286,225
Deferred taxes payable.................      21,127,000         18,564,000
Notes payable..........................     137,500,000        200,000,000
                                           ------------       ------------
         Total liabilities.............     165,547,385        232,251,274
Commitments
  Redeemable partners' interests.......       3,600,000          4,540,000
Partners' capital (deficit):
  General partner......................      (1,085,311)        (1,209,872)
  Limited partners.....................      69,421,043         67,993,797
  Preferred equity interest............         562,293            468,057
                                           ------------       ------------
          Total partners' capital......      68,898,025         67,251,982
                                           ------------       ------------
          Total liabilities and
            partners' capital..........    $238,045,410       $304,043,256
                                           ============       ============

                 See accompanying notes to financial statements.

                      RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     ASSETS

                                              9/30/95            9/30/96
                                           -------------      -------------
Cash....................................   $    664,115       $  1,243,117
Subscriber accounts receivable,
  net of allowance for doubtful
  accounts of $275,603 in 1995
  and $337,800 in 1996..................        746,647          1,054,397
Other receivables.......................      1,363,486          2,156,141
Prepaid expenses and other..............      1,092,905          1,549,287
Property, plant and equipment at cost:
  Cable television transmission and
    distribution systems and related
    equipment...........................     71,917,902        107,194,770
  Land, building, vehicles and
    furniture and fixtures..............      2,851,055          5,387,434
                                           ------------       ------------
                                             74,768,957        112,582,204
Less accumulated depreciation...........       (669,520)       (11,152,610)
                                           ------------       ------------
          Net property, plant and
           equipment....................     74,099,437        101,429,594
Franchise costs and other intangible
  assets, net of accumulated
  amortization of $1,337,280 in 1995
  and $22,457,616 in 1996...............    163,271,453        196,610,720
                                           ------------       ------------
         Total assets...................   $241,238,043       $304,043,256
                                           ============       ============

                        LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued
  liabilities...........................   $  4,908,531       $  9,298,005
Subscriber deposits and prepayments.....      1,086,653          1,103,044
Interest payable........................         59,603          3,286,225
Deferred taxes payable..................     22,801,000         18,564,000
Notes payable...........................    138,000,000        200,000,000
                                           ------------       ------------
         Total liabilities..............    166,855,787        232,251,274
Commitments
Redeemable partners' interests and
  detachable warrants...................      3,600,000          4,540,000
Partners' capital (deficit):
  General partner.......................     (1,066,469)        (1,209,872)
  Limited partners......................     71,273,242         67,993,797
  Preferred equity interest.............        575,483            468,057
                                           ------------       ------------
         Total partners' capital........     70,782,256         67,251,982
                                           ------------       ------------
         Total liabilities and partners'
           capital......................   $241,238,043       $304,043,256
                                           ============       ============

                 See accompanying notes to financial statements.
                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                                                 Three Months Ended
                                                    September 30,
                                            -------------------------------
                                               1995(a)             1996
                                            ------------       ------------
Cash flows from operating activities:
Net loss.................................   $(2,768,186)       $(5,675,496)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Depreciation and amortization........     6,050,011          9,331,709
    Amortization of deferred loan cost...        97,457            247,247
    Loss on disposal of fixed assets.....       131,691            195,360
    Decrease in subscriber
      accounts receivable................       182,068             30,586
    Increase in other receivables........    (1,103,971)          (397,101)
    Increase in prepaid
      expenses and other.................      (255,360)          (554,719)
    Increase in accounts
      payable and accrued liabilities....       827,189            594,690
    Decrease in subscriber
      deposits and prepayments...........      (278,119)           (21,922)
    Decrease in deferred taxes payable...      (399,000)          (784,000)
    Increase (decrease) in interest
      payable............................       232,409         (2,893,142)
                                            -----------        -----------
         Net cash provided by operating
            activities...................     2,716,189             73,212

Cash flows from investing activities:
Additions to property, plant and
  equipment..............................    (1,569,644)        (5,296,563)
Additions to cable television
  franchises, net of retirements
  and changes in other intangible
  assets.................................       210,789           (210,120)
Net proceeds from the sale of assets.....        13,608             49,883
                                            -----------        -----------
        Net cash used in investing
         activities......................    (1,345,247)        (5,456,800)

Cash flows from financing activities:
Proceeds from long-term bank debt........     3,000,000          7,500,000
Deferred loan costs......................             -            (89,347)
Payments of long-term bank debt..........    (3,000,000)        (2,500,000)
                                            -----------        -----------
        Net cash provided by
         financing activities............             -          4,910,653
                                            -----------        -----------
Net increased (decrease) in cash.........     1,370,942           (472,935)
Cash at beginning of quarter.............     1,290,910          1,716,052
                                            -----------        -----------
Cash at end of quarter...................   $ 2,661,852        $ 1,243,117
                                            ===========        ===========

(a)  1995 has been reflected on a pro forma basis to account for the recapitalization discussed in Note 1.


                  See accompanying notes to financial statements

                               RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                          CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                                                    Nine Months Ended
                                                      September 30,
                                                1995(a)           1996
                                              -----------     ------------
Cash flows from operating activities:
Net loss....................................  $(8,692,193)    $(15,706,043)
Adjustments to reconcile net loss to
  net cash provided by operating activities:
  Depreciation and amortization.............   18,064,468       25,858,464
  Amortization of deferred loan cost........      306,551          723,313
  Loss on disposal of fixed assets..........      264,742          784,618
  Decrease (increase) in subscriber
    accounts receivable.....................      154,252         (169,489)
  Increase in other
    receivables.............................   (1,003,783)        (613,474)
  Increase in prepaid
    expenses and other......................      (24,843)        (625,058)
  Increase in accounts
    payable and accrued liabilities.........      181,542        3,430,421
  Increase in subscriber deposits
    and prepayments.........................       53,571          141,516
  Decrease in deferred taxes payable........   (1,253,000)      (2,563,000)
  Increase in interest payable..............      429,445        3,194,952
     Net cash provided by operating           -----------     ------------
       activities...........................    8,480,752       14,456,220

Cash flows from investing activities:
Acquisition of Mid-Tennessee Systems........            -      (61,804,006)
Acquisition of RCT Systems..................            -      (10,159,342)
Additions to property, plant and
  equipment.................................   (4,835,159)     (12,392,908)
Additions to cable television
  franchises, net of retirements
  and changes in other intangible
  assets....................................       29,087         (708,026)
Net proceeds from the sale of assets........       40,521          116,132
       Net cash used in investing             -----------     ------------
         activities.........................   (4,765,551)     (84,948,150)

Cash flows from financing activities:
Proceeds from issuance of senior
  subordinated notes........................            -      125,000,000
Proceeds from long-term bank debt...........    7,000,000       17,000,000
Deferred loan costs.........................            -       (6,082,973)
Payments of long-term bank debt.............   (9,250,000)     (79,500,000)
Partners' capital contributions.............            -       15,000,000
       Net cash provided by (used in)         -----------     ------------
         financing activities...............   (2,250,000)      71,417,027
                                              -----------     ------------
Net increase in cash........................    1,465,201          925,097
Cash at beginning of period.................    1,196,651          318,020
                                              -----------     ------------
Cash at end of period.......................  $ 2,661,852     $  1,243,117
                                              ===========     ============

(a)  1995 has been reflected on a pro forma basis to account for the recapitalization discussed in Note 1.

                     See accompanying notes to financial statement                           RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                             RIFKIN ACQUISITION PARTNERS, L.P.
                     CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL(DEFICIT)
                                        (UNAUDITED)
                        Three Months Ended September 30, 1995 and 1996
                              Preferred
                               Equity      General       Limited
                               Interest    Partner       Partners        Total
                              ---------  ------------  -------------  ------------

Two Months Ended 8/31/95
------------------------
Beginning balance at 7/1/95.. $      -   $   (604,388) $(89,469,106)  $(90,073,494)
Net loss for the two months
  ended 8/31/95..............        -        (26,903)   (2,663,389)    (2,690,292)
                              ---------   ------------  ------------   ------------
Balance at 8/31/95........... $      -   $   (631,291) $(92,132,495)  $(92,763,786)
                              =========   ============  ============   ===========

One Month Ended 9/30/95
-----------------------

Beginning balance at 9/1/95.. $      -   $        -     $        -    $         -
Net loss for the one month
  ended 9/30/95..............    (7,629)      (10,899)   (1,071,330)    (1,089,858)
Partnership contributions....   583,112      (605,570)   75,494,572     75,472,114
Transfer to Redeemable
  Partners' Interest.........        -       (450,000)   (3,150,000)    (3,600,000)
                              ---------   ------------   -----------   ------------
Balance at 9/30/95........... $ 575,483  $ (1,066,469)  $71,273,242   $ 70,782,256
                              =========    ===========  ============   ============

Three Months Ended 9/30/96
--------------------------

Beginning Balance at 7/1/96.. $ 502,110   $(1,114,617)  $73,847,985   $ 73,235,478
Net loss for the three months
  ended 9/30/96..............   (34,053)      (56,755)   (5,584,688)    (5,675,496)
Transfer to Redeemable
  Partners' Interest.........        -        (38,500)     (269,500)      (308,000)
                              ----------   -----------  ------------   ------------
Balance at 9/30/96........... $ 468,057   $(1,209,872)  $67,993,797   $ 67,251,982
                              ==========   ===========  ============   ============

                  See accompanying notes to financial statement.

                          RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                             RIFKIN ACQUISITION PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL(DEFICIT)
                                      (UNAUDITED)
                      Nine Months Ended September 30, 1995 and 1996


                               Preferred
                                Equity      General        Limited
                               Interest     Partner        Partners        Total
                              ----------   ------------- ------------- ------------
Eight Months Ended 8/31/95
--------------------------
Beginning balance at 1/1/95.. $       -    $  (554,220)  $(84,502,476) $(85,056,696)
Net loss for the eight months
  ended 8/31/95..............         -        (77,071)    (7,630,019)   (7,707,090)
                               ---------   ------------  -------------  ------------
Balance at 8/31/95...........         -    $  (631,291)  $(92,132,495) $(92,763,786)
                               =========    ===========   ============  ============


One Month Ended 9/30/95
-----------------------
Beginning balance at 9/1/95.. $       -    $        -    $         -   $         -
Net loss for the one  month
  ended 9/30/95..............     (7,629)      (10,899)    (1,071,330)   (1,089,858)
Partnership contributions....    583,112      (605,570)    75,494,572    75,472,114
Transfer to Redeemable
  Partners' Interest.........         -       (450,000)    (3,150,000)   (3,600,000)
                               ---------    -----------   ------------  ------------
Balance at 9/30/95........... $  575,483   $(1,066,469)  $ 71,273,242  $ 70,782,256
                               =========    ===========   ============  ============

Nine Months Ended 9/30/96
-------------------------
Beginning balance at 1/1/96.. $  562,293   $(1,085,311)  $ 69,421,043  $ 68,898,025
Net loss for the nine months
  ended 9/30/96..............    (94,236)     (157,061)   (15,454,746)  (15,706,043)
Partners' contributions......         -        150,000     14,850,000    15,000,000
Transfer to Redeemable
  Partners' Interest.........         -       (117,500)      (822,500)     (940,000)
                               ---------    -----------   ------------  ------------
Balance at 9/30/96........... $  468,057   $(1,209,872)  $ 67,993,797  $ 67,251,982
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

This form 10-Q is being filed in conformity with the SEC requirements for unaudited consolidated financial statements for the Company and does not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations, of partners' capital(deficit), and of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's consolidated financial position at September 30, 1996, and its consolidated results of operations and cash flows for the three months and nine months ended September 30, 1995 and 1996. As a result of the recapitalization of the Company, the consolidated statements of operations and cash flows for the three months and nine months ended September 30, 1995 are shown on a pro forma basis to reflect the recapitalization as if it had occurred on December 31, 1994. The consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto included on Form S-1, No. 333-3084, for the year ended December 31, 1995. The results of operations for the three months and nine months ended September 30, 1996 may not be indicative of the results for the year ending December 31, 1996.


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

                                           Mid-Tennessee          RCT
                                              Systems           Systems
                                           --------------       -------
  Cash paid..............................     $61,715           $ 9,756
  Acquisition costs (appraisal, transfer
  fees, and other direct costs)..........          92                27
  Working capital assumed................          (3)              376
                                              -------           -------
  Total acquisition cost.................     $61,804           $10,159
                                              =======           =======
  Allocation:
  Property, plant and equipment..........     $18,046            $5,986
  Franchise cost and other intangible
  assets.................................      43,758             4,173
                                              -------           -------
  Total cost allocated...................     $61,804           $10,159
                                              =======           =======

2.   ACQUISITION OF CABLE PROPERTIES (continued)

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

                          Three Months Ended          Nine months Ended
                              September 30                September 30
                         ---------------------        -----------------
                           1995         1996            1995       1996
                         ---------------------        -----------------
   Total revenues....... $16,651       $18,645        $48,518   $55,492
     Net Loss...........  (6,430)      (5,675)        (18,942)  (16,632)

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Mid-Tennessee Systems and the RCT Systems actually been acquired on January 1, 1995.


3.  Senior Subordinated Notes

On January 26, 1996, the Company and its wholly-owned subsidiary, Rifkin Acquisition Capital Corp (RAC), co-issued a $125 million aggregate principal amount of 11 1/8% Senior Subordinated Notes ("the Notes") to institutional investors. On May 13, 1996, these notes were registered with the Securities and Exchange Commission. The note exchange was completed on June 18, 1996. Interest on the Notes is payable in cash, semi-annually on January 15 and July 15 of each year, commencing on July 15, 1996. The Notes, which mature on January 15, 2006, can be redeemed in whole or in part, at the Issuers' option, at any time on or after January 15, 2001, at redeemable prices contained in the Notes plus accrued interest. In addition, at any time on or prior to January 15, 1999, the Issuers, at their option, may redeem up to 25% of the principle amount of the notes issued to institutional investors of not less than $25 million. At September 30, 1996, the Senior Subordinated Notes had a balance of $125 million.

                        RIFKIN ACQUISITION CAPITAL CORP.
                           BALANCE SHEET (UNAUDITED)
                              September 30, 1996

                                     ASSETS
                                     ------
Cash................................................................     $1,000
                                                                         ------
      Total Assets..................................................     $1,000
                                                                         ======

                              STOCKHOLDER'S EQUITY
                              --------------------

Stockholder's Equity
      Common Stock; $1.00 par value; 10,000 shares authorized,
        1000 shares issued and outstanding..........................     $1,000
                                                                         ------
          Total Stockholder's equity................................     $1,000
                                                                         ======

                 See accompanying notes to financial statements.

                     RIFKIN ACQUISITION CAPITAL CORP.
                        NOTES TO BALANCE SHEET


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

Rifkin Acquisition Capital Corp. ("RAC"), a Colorado corporation, was formed on January 24, 1996, as a wholly-owned subsidiary of Rifkin
Acquisition Partners, L.L.L.P. (the "Partnership") for the purpose of co-issuing, with the Partnership, $125.0 million in Senior Subordinated Notes ("the Notes") used to repay advances under the Partnership's term debt and to fund the Partnership's expected acquisitions of certain cable television systems. Although the Notes were structured to be co-issued, Notes were not issued by RAC. RAC does not and is not expected to have operations other than that which is related to its purpose as co-issuer.
            ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


In August 1995, Rifkin Acquisition Partners, L.L.L.P. (the "Company") effected a recapitalization in which a group led by VS&A Communications Partners II, L.P. and further comprised of Greenwich Street (RAP) Partners I, L.P., IEP Holdings I LLC and Paine Webber Capital, Inc. acquired the interests of certain limited partners in Rifkin Acquisition Partners, L.P. (the "Predecessor"). Concurrently, all of the Predecessor's debt was repaid and the Company entered into a new credit agreement (the "Credit Agreement") with a syndicate of banks. In addition, in January 1996, the Company completed the issuance of $125 million of 11 1/8% Senior Subordinated Notes due 2006 ("Notes") and amended its Credit Agreement to provide ongoing borrowing availability, including availability to finance acquisitions.

The recapitalization was accounted for using the purchase method of accounting, resulting in the restatement of the Company's assets and liabilities to fair market value as of September 1, 1995. In the discussion of operations which follows, the Company's results of operations for the three months and nine months ended September 30, 1995 are reflected on a pro forma basis to account for the recapitalization as if it had occurred on December 31, 1994.

          Three months ended September 30, 1996 compared to pro forma three months ended September 30, 1995

Revenue increased 46.2%, or approximately $5.9 million, to approximately $18.6 million for the three months ended September 30, 1996 from approximately $12.8 million for the three months ended September 30, 1995. This increase resulted from the following: (a) approximately $1.5 million from growth in basic customers and increases in basic and tier rates, (b) approximately $3.3 million in total revenue as a result of the March 1, 1996 acquisition of cable systems serving Hickory Hill, Lebanon and McMinnville, Tennessee (the "Mid-Tennessee Acquisition"), and (c) approximately $1.1 million in total revenue as a result of the April 1, 1996 acquisition of cable systems serving Fayetteville, Lawrenceburg and Pulaski, Tennessee (the "RCT Acquisition"). Basic customers increased 40.6% to approximately 183,000 at September 30, 1996 from approximately 130,300 at September 30, 1995. This increase was attributable to the approximate 33,500 customers acquired in the Mid-Tennessee Acquisition, the approximate 12,200 customers acquired in the RCT Acquisition, along with the continued growth in the Georgia (4,600) and Tennessee (1,100) systems. Average monthly revenue per customer increased 3.2% from $33.05 for the three months ended September 30, 1995 to $34.12 for 1996. Premium service units increased 33.9% to 107,300 as of September 30, 1996, from 80,100 as of September 30, 1995, largely as a result of the Mid-Tennessee Acquisition (20,900) and the RCT Acquisition (6,900). The Company's premium penetration decreased to 58.6% from 61.5% between the comparable periods in 1996 and 1995 due mainly to decreased premium penetrations in Tennessee as a result of moving the Disney Channel from premium to tier in certain of its systems.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, increased 54.0%, or approximately $1.0 million to approximately $2.7 million for the three months ended September 30, 1996 from approximately $1.7 million in 1995, and increased as a percentage of revenue to 14.5% from 13.7%. Approximately $500,000 and $200,000 of the increase relates to the operating expense of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively.

Programming expense, which includes costs related to basic, tier and premium services, increased 48.8%, or approximately $1.3 million, to approximately $3.8 million for the three months ended September 30, 1996 from approximately $2.6 million for the three months ended September 30, 1995, and increased as a percentage of revenue to 20.6% from 20.2%. Approximately $700,000 and $300,000 of the increase relates to the programming expenses of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 60.6%, or approximately $1.1 million to approximately $2.9 million for the three months ended September 30, 1996 from $1.8 million for the same period in 1995. As a percentage of revenue, selling, general and administrative expense increased to 15.5% for the three months ended September 30, 1996 from 14.2% for the same period in 1995. Approximately $200,000 of the increase resulted from the provision for the management incentive plan which became effective January 1, 1996 and approximately $100,000 of the increase resulted from increases in personnel and related benefits costs, as well as increased customer billing costs, while approximately $500,000 and $200,000 related to the selling, general and administrative expense of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively.

Depreciation and amortization expense of approximately $9.3 million for the three months ended September 30, 1996 increased approximately $3.3 million from pro forma depreciation and amortization expense for the same period in 1995. The increases in depreciation resulted primarily from increases of approximately $1.6 million in the third quarter of 1995 and approximately $5.3 million in the comparable period in 1996 in property, plant and equipment. The increases in amortization expense resulted primarily from the additional amortization related to the Mid-Tennessee Acquisition and RCT Acquisition, respectively. As a percentage of revenue, depreciation and amortization expenses increased to 50.0% in the third quarter of 1996 from 47.4% in the comparable period in 1995.

Management fees, equal to 3.5% of gross revenue, increased to approximately $700,000 in the third quarter of 1996 from pro forma management fees of approximately $400,000 in the comparable period of 1995, due to the increase in the Company's revenue as a result of rate increases as well as the Mid-Tennessee Acquisition and RCT Acquisition, respectively.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment, increased to approximately $200,000 in the third quarter of 1996 from approximately $100,000 in the third quarter of 1995.

Interest expense in the third quarter of 1996 increased by approximately $2.3 million or 73.9% over pro forma interest for the same period in 1995 and increased as a percentage of revenue from 24.8% to 29.5%. Interest expense was based on an average debt balance of $199.0 million with an average interest rate of 11.1% and an average debt balance $138.0 million with an average interest rate of 9.2% for the third quarters of 1996 and 1995, respectively. This increase was primarily a result of the issuance of the Notes on January 26, 1996 with proceeds being held in escrow until March 1, 1996, pending the completion of the Mid-Tennessee Acquisition. The release of the Note proceeds from escrow resulted in the reduction of the revolver portion of the Credit Agreement by approximately $66.0 million.

The Company is a "pass-through" entity for income tax purposes. All income or loss flows through to the partners of the Company in accordance with the Partnership Agreement. An income tax benefit of approximately $800,000 was recorded for the three months ended September 30, 1996 compared to an income tax benefit of approximately $400,000 for the comparable period in 1995 on a pro forma basis and relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."

As a result of the factors discussed above, net loss increased 105.0%, or approximately $2.9 million in the three months ended September 30, 1996 compared to the comparable period of 1995.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, non-recurring interest income (related to the escrowed Notes proceeds) and the non-cash provision for the management incentive plan increased 41.6%, or approximately $2.6 million, to approximately $8.7 million in 1996 from a pro forma $6.2 million in 1995. As a percentage of revenue, Adjusted EBITDA decreased to 46.9% in the third quarter of 1996 from 48.4% in the comparable period in 1995 as the impact of the Company's percentage expense growth out paced the percentage revenue growth. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

           Nine months ended September 30, 1996 compared to pro forma nine months ended September 30, 1995

Revenue increased 41.1% or approximately $15.3 million, to approximately $52.4 million for the nine months ended September 30, 1996 from approximately $37.2 million for the nine months ended September 30, 1995. This increase resulted from the following: (a) approximately $5.1 million from growth in basic customers and increases in basic and tier rates, (b) approximately $7.5 million as a result of the March 1, 1996 Mid-Tennessee Acquisition, (c) approximately $2.1 million as a result of the April 1, 1996 RCT Acquisition, and (d) approximately $600,000 in non-recurring interest income related to the escrowed Notes proceeds. Basic customers increased 40.6% to approximately 183,100 at September 30, 1996 from approximately 130,300 at September 30, 1995. This increase was attributable to the approximate 33,500 customers acquired in the Mid-Tennessee Acquisition, the approximate 12,200 customers acquired in the RCT Acquisition, along with the continued growth in the Georgia (4,600) and Tennessee (1,100) systems. Average monthly revenue per customers increased 13.8% from $32.47 for the nine months ended September 30, 1995 to $36.94 for 1996. Premium service units increased 33.9% to 107,300 as of September 30, 1996 from 80,100 as of September 30, 1995, largely as a result of the Mid-Tennessee Acquisition (20,900)and the RCT Acquisition (6,900). The Company's premium penetration decreased to 58.6% from 61.5% between comparable periods in 1996 and 1995 due mainly to decreased premium penetrations in Tennessee as a result of moving the Disney Channel from premium to tier in certain of its systems.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, increased 42.9%, or approximately $2.3 million to approximately $7.6 million for the nine months ended September 30, 1996 from approximately $5.3 million in 1995, and increased as a percentage of revenue to 14.5% from 14.3%. Approximately $1.1 million and $300,000 of the increase relates to the operating expense of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively.

Programming expense, which includes costs related to basic, tier and premium services, increased 43.5%, or approximately $3.3 million, to approximately $10.8 million for the nine months ended September 30, 1996 from approximately $7.5 million for the nine months ended September 30, 1995, and increased as a percentage of revenue to 20.6% from 20.3%. The respective approximate amounts of $1.5 million and $600,000 of the increase relates to the programming expenses of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 50.0%, or approximately $2.6 million, to approximately $7.7 million for the nine months ended September 30, 1996 from $5.2 million for the same period in 1995. As a percentage of revenue, selling, general and administrative expense increased to 14.8% for the nine months ended September 30, 1996 from 13.9% for the same period in 1995. Approximately $500,000 of the increase resulted from the provision for the management incentive plan which became effective January 1, 1996 and approximately $300,000 of the increase resulted from increases in personnel and related benefits costs, while approximately $1.1 million and $400,000, related to the selling, general and administrative expense of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively.

Depreciation and amortization expense of approximately $25.9 million for the nine months ended September 30, 1996 increased approximately $7.8 million from pro forma depreciation and amortization expense for the same period in 1995. The increases in depreciation resulted primarily from increases of approximately $4.8 million in the first nine months of 1995 and approximately $12.4 million in the comparable period in 1996 in property, plant and equipment. The increases in amortization expense resulted primarily from the additional amortization related to the Mid-Tennessee Acquisition and RCT Acquisition. As a percentage of revenue, depreciation and amortization expenses increased to 49.3% in the first nine months of 1996 from 48.6% in the comparable period in 1995.

Management fees, equal to 3.5% of gross revenue, increased to approximately $1.8 million in the first nine months of 1996 from pro forma management fees of approximately $1.3 million in the comparable period of 1995, due to the increase in the Company's revenue as a result of rate increases as well as the Mid-Tennessee Acquisition and RCT Acquisition.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment, increased to approximately $800,000 in the first nine months of 1996 from approximately $300,000 in the first nine months of 1995.

Interest expense in the first nine months of 1996 increased by approximately $6.6 million or 69.9% over pro forma interest for the same period in 1995 and increased as a percentage of revenue from 25.5% to 30.7%. Interest expense was based on an average debt balance of approximately $204.2 million with an average interest rate of 10.5% and an average debt balance of $138.0 million with an average interest rate of 9.2% for the first nine months of 1996 and 1995, respectively. This increase was primarily a result of the issuance of the Notes on January 26, 1996 with proceeds being held in escrow until March 1, 1996, pending the completion of the Mid-Tennessee Acquisition. The release of the Note proceeds from escrow resulted in the reduction of the revolver portion of the Credit Agreement by approximately $66.0 million.

The Company is a "pass-through" entity for income tax purposes. All income or loss flows through to the partners of the Company in accordance with the Partnership Agreement. An income tax benefit of approximately $2.6 million was recorded for the nine months ended September 30, 1996 compared to an income tax benefit of approximately $1.3 million for the comparable period in 1995 on a pro forma basis and relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."

As a result of the factors discussed above, net loss increased 80.7%, or approximately $7.0 million in the nine months ended September 30, 1996 compared to the comparable period of 1995.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, non-recurring interest income (related to the escrowed Notes proceeds) and the non-cash provision for the management incentive plan increased 36.9%, or approximately $6.6 million, to approximately $24.4 million in 1996 from a pro forma $17.9 million in 1995. As a percentage of revenue, Adjusted EBITDA decreased to 46.6% in the first nine months of 1996 from 48.1% in the comparable period in 1995 as the impact of the Company's percentage expense growth slightly out paced the percentage revenue growth. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied upon cash generated by operations, borrowing and equity contributions to fund capital expenditures and acquisitions, service its indebtedness and finance its working capital needs. During the comparable three month periods ended September 30, 1996 and 1995, net cash provided by operations (including changes in working capital) of the Company was approximately $100,000 and $2.7 million, respectively. During the comparable nine month periods ended September 30, 1996 and 1995, net cash provided by operations (including changes in working capital) of the Company was approximately $14.5 million and $8.5 million, respectively.

From December 31, 1995, the Company's available cash increased from approximately $300,000 to approximately $1.2 million. For the same comparable dates, accounts payable and accrued liabilities increased by approximately $3.4 million to approximately $9.3 million, due primarily to the liabilities and accruals related to the systems acquired in the Mid-Tennessee and RCT Acquisitions. Interest payable increased from approximately $100,000 to approximately $3.3 million for the same comparable dates due primarily to the increased debt level as well as the effect of the timing of payments. Also, for the same comparable dates, deferred taxes payable decreased approximately $2.6 million to approximately $18.6 million as a result of differences in book and tax depreciation and amortization lives and methods. Notes payable increased by $62.5 million from December 31, 1995 to September 30, 1996 due to the January 26, 1996 issuance of the Notes offset by the paydown of the revolver portion of the Credit Agreement.

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

The Company has increased its total consolidated debt to $200 million as of September 30, 1996 from $137.5 million at December 31, 1995. The Company has unused commitments under the Amended and Restated Credit Agreement of $73.0 million, $13.0 million of which is available for general corporate purposes. Access to the remaining $60 million of availability under the Amended and Restated Credit Agreement for general corporate purposes or Permitted Acquisitions (as defined in the Amended and Restated Credit Agreement) is subject to the Company's compliance with all covenants in such facility and the Company's Total Funded Debt Ratio (defined as the ratio of funded indebtedness of the Company to annualized Adjusted EBITDA based on the most recent quarter) being below 6.25x. As of September 30, 1996, the Company's Total Funded Debt Ratio was 5.75. Interest payments on the Notes and interest and principal payments under the Amended and Restated Credit Agreement represent significant liquidity requirements for the Company. The Amended and Restated Credit Agreement provides for two term loan facilities in a total amount of $65 million. Term Loan A in the amount of $25 million, matures on March 31, 2003 and begins amortizing on March 31, 2000. Term Loan B in the amount of $40 million, matures March 31, 2004 and begins amortizing March 31, 2002. The Amended and Restated Credit Agreement also provides for an $80 million reducing revolving facility with a final maturity date of March 31, 2003. The revolving facility will be subject to permanent annual commitment reductions commencing in 1997. Borrowings under the Amended and Restated Credit Agreement will bear interest at floating rates and will require interest payments on various dates depending upon the interest rate options selected by the Company.

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

                                PART II.  OTHER INFORMATION

ITEM 5.   Other Information
          -----------------

                           RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                          REVENUE AND OPERATING CASH FLOW REPORT
                                        (UNAUDITED)
                      Three Months Ended September 30, 1995 and 1996

REVENUES:
                                                 1995                 1996
                                             -----------          ------------
   Georgia................................   $ 5,105,028           $ 5,820,814
   Illinois...............................     2,244,841             2,342,937
   Michigan...............................       970,607             1,064,640
   RTL-Tennessee..........................     4,432,335             5,021,119
   RAP-Tennessee.(3)......................             -             4,363,337
   Other(2)...............................           556                32,902
                                             -----------           -----------
      Total...............................   $12,753,367           $18,645,749
                                             ===========           ===========
OPERATING CASH FLOW(1):

   Georgia................................   $ 2,700,304           $ 3,005,628
   Illinois...............................     1,072,923             1,208,603
   Michigan...............................       441,768               540,109
   RTL-Tennessee..........................     2,404,582             2,580,686
   RAP-Tennessee.(3)......................             -             2,046,377
   Other..................................         4,004                15,272
                                             -----------           -----------
      Total...............................   $ 6,623,581           $ 9,396,675
                                             ===========           ===========
OPERATING CASH FLOW AS A PERCENT OF REVENUES:

   Georgia................................        52.9 %                51.6 %
   Illinois...............................        47.8 %                51.6 %
   Michigan...............................        45.5 %                50.7 %
   RTL-Tennessee..........................        54.3 %                51.4 %
   RAP-Tennessee.(3)......................           -                  46.9 %

      Total (excluding other).............        51.9 %                50.4 %

(1)  Excludes management fee expense of $446,340 and $652,602 and net losses related to the disposition of certain plant assets of $131,691 and $195,360 for the three months ended September 30, 1995 and 1996, respectively, and non-cash management incentive plan expense of $174,999 for the three months ended September 30, 1996.

(2)  Principally interest income.

(3)  Activity relates to the Mid-Tennessee Systems acquired on March 1, 1996 and the RCT
Systems acquired on April 1, 1996.



                          RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                         REVENUE AND OPERATING CASH FLOW REPORT
                                       (UNAUDITED)
                      Nine Months Ended September 30, 1995 and 1996

REVENUES:
                                                 1995                  1996
                                             -----------           -----------
   Georgia................................   $14,602,144           $16,948,578
   Illinois...............................     6,607,688             7,081,187
   Michigan...............................     2,867,883             3,163,046
   RTL-Tennessee..........................    13,076,758            14,883,618
   RAP-Tennessee.(3)......................             -             9,670,118
   Other(2)...............................         2,512               685,589
                                             -----------           ===========
      Total...............................   $37,156,985           $52,432,136
                                             ===========           ===========
OPERATING CASH FLOW(1):

   Georgia................................   $ 7,439,541           $ 8,694,950
   Illinois...............................     3,357,535             3,549,816
   Michigan...............................     1,382,824             1,576,670
   RTL-Tennessee..........................     7,033,049             7,818,369
   RAP-Tennessee.(3)......................             -             4,537,642
   Other..................................       (55,615)              639,963
                                             -----------           -----------
      Total...............................   $19,157,334           $26,817,410
                                             ===========           ===========
OPERATING CASH FLOW AS A PERCENT OF REVENUES:

   Georgia................................        50.9 %                51.3 %
   Illinois...............................        50.8 %                50.1 %
   Michigan...............................        48.2 %                49.8 %
   RTL-Tennessee..........................        53.8 %                52.5 %
   RAP-Tennessee.(3)......................           -                  46.9 %

      Total (excluding other).............        51.7 %                50.6 %

(1)  Excludes management fee expense of $1,300,374 and $1,815,516 and net losses related to the disposition of certain plant assets of $264,742 and $784,618 for the nine months ended September 30, 1995 and 1996, respectively, and non-cash management incentive plan expense of $524,997 for the nine months ended September 30, 1996.

(2)  Principally interest income. In addition, 1996 includes interest income from Senior
Subordinated Notes proceeds held in escrow from January 31, 1996 through March  1, 1996, totalling $560,265.

(3)  Activity relates to the Mid-Tennessee Systems acquired on March 1, 1996 and the RCT
Systems acquired on April 1, 1996.

                             SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, as of November 14, 1996.


                          RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                          By:  Rifkin Acquisition Management, L.P.
                               a Colorado limited partnership, its
                               general partner

                            By:  RT Investments Corp., a Colorado
                                 corporation, its general partner

                          By:  /s/ Dale D. Wagner
                              ____________________________________
                                   Dale D. Wagner
                                   Its:  Vice President & Assistant
                                   Treasurer (Principal Financial
                                   Officer)