Form 10-K
period 1996-12-31
RIFKIN ACQUISITION PARTNERS LLLP; RIFKIN ACQUISITION CAPITAL CORP
filed 1997-04-01
CIK 1011695, 1011701

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                        FORM 10-K


 (Mark One)

   __X__ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1996 or

   _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from ______ to ______.

             Commission file number:  (S-1) 333-3084

              RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                RIFKIN ACQUISITION CAPITAL CORP.
(Exact name of registrants as specified in their respective charters.)

             Colorado                        84-1317717
             Colorado                        84-1341424
(State of Incorporation or organization)    (I.R.S. Employer
                                           Identification No.)

  360 South Monroe St., Suite 600
        Denver, Colorado                       80209
  (Address of principal executive offices)   (zip code)

Registrant's Telephone Number incl area code:  (303) 333- 1215

Securities registered pursuant to Section 12(g) of the Act:
          11 1/8% Senior Subordinated Notes due 2006
                    (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  __X__   No _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

    There is no established trading market for any of the registrants' securities. As of the date of this report, there were 1,000 shares of common stock of Rifkin Acquisition Capital Corp. issued and outstanding, all of which were owned by Rifkin Acquisition Partners, L.L.L.P.

Documents incorporated by reference:  None.

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
RIFKIN ACQUISITION CAPITAL CORP.

Table of Contents



                                                            Page
                            Part I

Item 1.  Business..........................................    3

Item 2.  Properties.........................................  17

Item 3.  Legal Proceedings.................................   19

Item 4.  Submissiion of Matters to a Vote of Security Holders 19

                            Part II

Item 5.  Market for Registrants' Common Equity and
           Related Stockholder Matters.....................   19

Item 6.  Selected Financial Data...........................   19

Item 7.  Mangement's Discussion and Analysis of Financial
           Condition and Results of Operations.............   21

Item 8.  Financial Statements and Supplementary Data.......   26

Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............   47

                            Part III

Item 10. Directors and Executive Officers of the Registrants.  47

Item 11. Executive Compensation.............................   50

Item 12. Security Ownership of Certain Beneficial Owners
           and Management...................................   51

Item 13. Certain Relationships and Related Transactions.....   52

                            Part IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K..............................   54

PART I

ITEM 1 - BUSINESS

General

Rifkin Acquisition Partners, L.L.L.P., a Colorado limited liability limited partnership (the "Partnership"), through the Partnership and its subsidiaries other than Rifkin Acquisition Capital Corp., a Colorado corporation and a wholly-owned subsidiary of the Partnership ("RACC") (together the "Company"), owns, operates and develops cable television systems in Georgia, Tennessee, Illinois and Michigan (the "Systems"). RACC does not have any operations, operating history, assets, revenues, properties or employees, and was formed solely for the purpose as serving as a corporate co- issuer of 11 1/8% Senior Subordinated Notes due 2006 issued by the Partnership and RACC in 1996. The partnership is the successor to a Colorado limited partnership that was formed in 1988 and reorganized as a Colorado limited liability limited partnership in August 1995. RACC was formed in January 1996.

At December 31, 1996, the Systems of the Company passed approximately 241,300 homes and served approximately 185,200 basic customers, at a basic penetration level of 76.7%. The Company is one of the largest multiple system operators ("MSO") in Tennessee based on information provided by the Tennessee Cable Television Association as of December 31, 1996. All of the Systems have capacities of 30 or more channels.

For the year ended December 31, 1996, the Company had revenue of approximately $71.3 million, and Adjusted EBITDA (see footnote
(b) on page 20) of approximately $33.1 million.

The Recapitalization

In August 1995, the Company effected a recapitalization (the "Recapitalization") in which a group lead by VS&A Communications Partners II, L.P. ("VS&A"), an investment fund affiliated with Veronis, Suhler & Associates Inc. (an investment banking firm specializing in the media and communications industry) and further comprised of Greenwich Street (RAP) partners I, L.P. ("Greenwich"), IEP Holdings I LLC, an affiliate of ING Equity Partners L.P. I, and PaineWebber Capital, Inc. (collectively, the "VS&A Group") acquired the interests of certain limited partners in RAP L.P. for approximately $39.4 million in cash and invested approximately $41.6 million in cash as new equity in the
Partnership.   In connection with the Recapitalization, Mr.
Rifkin, certain trusts controlled by Mr. Rifkin (the "Rifkin Trusts") and certain current and former members of management of Rifkin & Associates (collectively, the "Rifkin Group") exchanged their then-existing limited partnership interests in RAP L.P., which for purposes of the recapitalization were valued at approximately $9.1 million, for limited partnership interests in the Partnership (the "Equity Rollover"). In addition, the Rifkin Trusts invested the VS&A Group and the Rifkin group (collectively, the "Investor Group") invested $15 million in cash as additional equity in the Partnership (the "New Equity"). As a result, the Investor group has invested an aggregate of $57.2 million in cash in addition to the $39.4 million paid to the prior limited partners of RAP L.P. for their partnership interests and the Equity Rollover for its ownership interest in the Partnership. As a result of these transactions, the VS&A Group and the Rifkin Group hold 89.2% and 9.8% limited partnership interests in the Partnership, respectively, and the General Partner continues to hold its 1% general partnership interest in the Partnership. See "Principal Security Holders" and "Certain Relationships and Related Transactions." As a condition to the investment in the Partnership made by VS&A Group, in connection with the Recapitalization, the Partnership also assumed from RAP L.P. a subordinated note in the principal amount of $3 million payable to Monroe M. Rifkin (the "Old Rifkin Note"). In connection with the Old Notes Offering, the Old Rifkin Note was amended and restated to rank pari passu with the Notes (the "New Rifkin Note"). See "Certain Relationships and Related Transactions--Senior Subordinated Debt Held by Monroe M. Rifkin." Finally, as part of the Recapitalization, the fee payable by the Partnership to Rifkin & Associates for management services was reduced from 5.0% to 3.5% of the Partnership's revenue.

In January 1996, the Partnership and RACC issued and sold $125,000,000 in aggregate principal amount of their 11 1/8% Senior Subordinated Notes due 2006 (the "Old Notes") in order to fund certain acquisitions of cable systems and the repayment of borrowings under a Credit Agreement. Such sales were not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemption provided by
Section 4(2) of the Securities Act and Rule 144A promulgated under the Securities Act. In connection with the sale of the Old Notes, the Partnership and RACC agreed to file with the Securities and Exchange Commission (the "Commission") a registration statement relating to an exchange offer pursuant to which the Issuers would exchange new 11 1/8% Senior Subordinated Notes due 2006, registered under the Securities Act and on terms substantially similar to the Old Notes (the "New Notes" and together with the Old Notes, the "Notes"), for the Old Notes tendered at the option of the holders. In June 1996, the Partnership and RACC exchanged the New Notes for the Old Notes. The Notes are the joint and several general unsecured obligations of the Partnership and RACC and are fully and unconditionally guaranteed on a Senior Subordinated basis by all of the subsidiaries of the Partnership other than RACC (the "Subsidiary Guarantors" or the "Guarantors").

Acquisitions

Mid-Tennessee Systems

On March 1, 1996, the Company acquired certain operating assets comprising eleven cable television systems located in Tennessee (the "Mid-Tennessee Systems"). The purchase price for the Mid-Tennessee Systems was approximately $61.9 million including approximately $32,000 of net working capital assumed. Upon acquisition (the "Mid-Tennessee Acquisition"), the Mid-Tennessee Systems passed approximately 42,700 homes with approximately 1,260 miles of plant, and served approximately 33,500 basic service customers. The revenues related to the Mid-Tennessee Systems acquisition included in the year ended December 31, 1996 results were approximately $10.8 million.

RCT Systems

On April 1, 1996, the Company acquired all of the operating assets comprising three cable television systems located in Tennessee (the "RCT Systems"). The purchase price for the RCT Systems was approximately $10.2 million, including approximately $377,000 of assumed liabilities. Upon acquisition (the "RCT Acquisition"), the RCT Systems passed approximately 14,300 homes with approximately 272 miles of plant, and served approximately 12,200 basic service customers. The revenues related to the RCT Systems acquisition included in the year ended December 31, 1996 results were approximately $3.2 million.

Other Systems

During 1996 the Company also acquired the operating assets of three other cable television systems all located in Tennessee, and purchased from three separate cable companies. The aggregate purchase price for these systems was approximately $2 million. The revenues related to these other systems included in the year ended December 31, 1996 were approximately $200,000.

Pending Acquisitions

On November 29, 1996, the Company entered into a definitive agreement to purchase certain assets comprising two cable systems of American Cable TV Investors 5, Ltd. serving the Tennessee communities of Shelbyville and Manchester (the "Manchester Systems"). The purchase price is $19,750,000 subject to the normal closing adjustments and is expected to close in the second quarter of 1997. At December 31, 1996, the Manchester Systems passed approximately 14,500 homes with 361 miles of plant and served approximately 11,500 basic customers.

Business Strategy

The Company's business strategy focuses on enhancing operational and financial performance by: (i) consolidating operations of existing clustered systems through strategic acquisitions; (ii) applying aggressive and innovative customer acquisition and retention marketing techniques; (iii) upgrading systems with state- of-the-art technology to enhance existing service and to develop, on a cost-effective basis, new ancillary revenue streams; and (iv) enhancing customer value by providing exceptional customer service.

Consolidating OperationsIStrategic Acquisitions. The Company believes that consolidating operations will increase Adjusted EBITDA by allowing for operating efficiencies in such areas as administration, marketing, customer service and advertising sales. The Company will also explore opportunities to consolidate headends in order to reduce maintenance costs, as well as the cost of adding new channels and implementing new technologies and services. The Company is consolidating certain of the operations of the acquired Mid-Tennessee Systems and RCT Systems with certain of the operations of the existing Tennessee Systems. Future acquisition efforts are expected to focus on acquiring systems in close proximity to existing systems or on systems of sufficient size to serve as cores for new operating clusters. The Company will also consider divestiture of systems on an opportunistic basis.

In determining whether to acquire a particular system, the Company evaluates, among other things, (i) the size and strategic fit with the Company's existing operations, (ii) the technical quality and anticipated capital expenditure requirements, (iii) the potential for upgrading and improving operations, (iv) the demographics of the market and (v) the existing and potential competitive environment. Other potential acquisitions may arise at any time; however, there can be no assurance, in any case, that the Company will reach an agreement to acquire any additional systems or that it will consummate any such acquisitions.

Innovative Marketing. The Company aggressively markets and promotes its cable television systems with the objective of increasing penetration and average revenue per customer. The Company actively markets its basic and premium program packages through innovative marketing tactics that include direct mail and telemarketing efforts targeted to specific customer and non-customer demographic profiles, newspaper and television advertising and door-to-door sales. In selected markets, the Company is also expanding its sources of revenue from services such as pay-per-view and new services such as the Sega Channel, a digital premium subscription service providing 50 different Sega brand games delivered through cable to individual customers' Sega Genesis game units.

System specific marketing plans and marketing budgets are developed jointly between Rifkin & Associates and the Company's regional marketing staff. In addition, the Company incorporates into marketing plans retention marketing strategies such as customer value-building, employee training and growth-related employee incentives to ensure that marketing investments are maximized. Additional customers are also gained by cable plant extensions built to new housing developments once adequate density is available.

System Enhancements. The Company is committed to maintaining and enhancing the technical integrity and channel capacity of its cable systems as demonstrated by the fact that all of the Systems have capacities of 30 or more channels. Within the next four years, the Company intends to rebuild nearly all of the Systems to a bandwidth between 450 MHz and 750 MHz. Additionally, the Company also is committed to extending its distribution system to keep pace with the growth in the communities it serves as well as making continuous investments that improve picture quality and plant reliability.

The Company is progressively utilizing advances in technology to upgrade its cable plant. The utilization of fiber optics and addressable technology (the computerized authorization of individual converters or receivers to descramble and receive specifically authorized video, audio or data signals that have been scrambled for security purposes) in these rebuilds will improve technical reliability, enhance picture quality and increase channel capacity to offer new products and services, all of which will increase customer satisfaction and position the Company for a competitive future.

Customer Value. The Company uses a high quality, well-trained staff of customer service representatives and local field technicians to provide exceptional customer service. To this end, the Company continues to invest resources in training its customer service representatives and field technicians. In addition, the Company regularly evaluates the programming offered by its systems in order to offer its customers innovative packages of basic and premium services, including locally originated programming.

The Cable Television Industry

A cable television system receives television, radio and data signals at its headend facility that are transmitted by broadcasting stations, microwave relay systems and communications satellites. These signals are then electronically processed and distributed, primarily through coaxial and, in some instances, fiber optic cable, to customers who pay a fee to receive some or all of these signals.

Cable television systems generally consist of four principal operating components. The first component, known as the headend facility, receives television and radio signals and other programming and information by means of special antennae, microwave relays and satellite earth stations. The second component, the distribution network, which originates at the headend and extends throughout the system's service area, typically consists of coaxial or fiber optic cables placed on utility poles or buried underground, and associated electronic equipment. The third component of the system is a drop cable, which extends from the distribution network into each customer's home and connects the distribution system to the customer's television set. The fourth component, a converter, is the home terminal device that converts the services available on the cable system to channels which can be displayed by the customer's television set. In addition, this component may serve as a descrambler to permit reception of limited-distribution services by authorized viewers.

Cable systems may also originate their own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to nonexclusive franchises or similar licenses granted by local governmental authorities for a specified term of years.

Cable television systems offer customers various levels or "tiers" of basic cable services consisting of off-air television signals of network, independent and educational programming from local broadcasters, a limited number of television signals from so-called superstations originating from distant cities, various satellite delivered, non-broadcast channels (such as Cable-News Network ("CNN"), the USA Network ("USA"), Entertainment and Sports Programming Network ("ESPN"), The Discovery Channel and Turner Network Television ("TNT")), certain programming originated locally by the cable system such as public, governmental and educational access programs and informational displays featuring news, weather, stock market and financial reports and public service announcements. For an extra monthly charge, cable systems also typically offer premium television services to their customers. These services, such as Home Box Office ("HBO"), Showtime, Cinemax and certain regional sports networks, are satellite-delivered channels consisting principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption for which a separate per channel or per event charge may be levied.

Generally, a customer pays an initial installation charge and fixed monthly fees for basic and premium television services and for other services, including the rental of converters and remote control devices. Monthly service fees constitute the primary source of revenues for cable, television systems. Cable systems also generate revenues from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. Cable systems also offer to their customers home shopping services which pay the systems a share of revenues from sales of products in the systems' service areas.

Programming and Service Offerings

Programming. Rifkin & Associates has various contracts to obtain basic and premium programming for the Systems from program suppliers whose compensation is typically based on a fixed fee per customer. The Systems select basic, tier and premium programming based on the demographics in the market, national research on the perceived value of the programming, requests from customers, the available channel capacity in each system, the cost of the networks and the availability of local advertising spots.

Some program suppliers provide volume discount pricing structures or offer marketing and launch support to the Systems. In particular, Rifkin & Associates negotiated programming agreements for the Systems with premium service suppliers that offer cost incentives under which premium service unit prices decline as certain premium service growth thresholds are met. The Systems' successful marketing of multiple premium service packages emphasizing customer value has enabled the Systems to take advantage of such cost incentives.

The Systems have 230 retransmission consents with 46 commercial broadcast stations. None of these consents require direct payment of fees for carriage; however, in some cases the Systems have entered into agreements with certain stations to carry satellite- delivered cable programming which is affiliated with the network carried by such stations. These agreements have recently been renewed and don't expire until May 31, 1999 at the earliest. There can be no assurance that such agreements can or will be renewed under similar terms after their current term expiration. See "Legislation and Regulation in the Cable Television Industry."

Since 1988, Rifkin & Associates has been a member of a programming consortium consisting of small to mid-size independent cable television operators serving, in the aggregate, approximately 4.5 million cable customers. The consortium was formed to help create efficiencies in the areas of securing and administering programming contracts, as well as to establish more favorable programming rates and contract terms for small to mid-size operators. Currently, approximately 64% of the Systems' programming contracts are negotiated directly with the networks by Rifkin & Associates; the remaining 36% are negotiated through the consortium. The Systems' programming contracts are generally for a fixed period of time (three to ten years) and are subject to negotiated renewal. As existing contracts expire, Rifkin & Associates intends to negotiate the renewals through the programming consortium.

The Systems' cable programming costs have increased in recent years and are expected to continue to increase due to carriage of additional networks, increased costs to produce or purchase cable programming, system acquisitions, inflationary increases and other factors. However, the Company is committed to minimizing these increases. Aside from renewing expired programming contracts through the programming consortium, in certain target markets the Company will launch new and more expensive networks on new product tiers. In these markets, the Company will pay the programming suppliers for only those customers who are willing to bear an additional cost for the service rather than paying for the entire customer base who may or may not find value in the programming. In addition, the Company plans to replace more expensive networks with lower priced product of similar content and quality. Although there can be no assurances, the Company believes it will continue to have access to cable programming services at reasonable prices.

Service Offerings. The Systems typically offer a choice of two tiers of basic cable television programming service: a broadcast programming tier (consisting generally of broadcast network and public television programming available "over-the-air" in the franchise community and "superstation" signals such as WTBS and
WGN) and a satellite programming tier (consisting primarily of satellite delivered services such as CNN, USA, ESPN, The Discovery Channel and TNT). Approximately 92% of the customers in the Systems subscribed to both tiers of service as of December 31, 1996.

The Systems also offer premium programming services (e.g., HBO, Cinemax, Showtime) on both an a la carte basis and as part of discounted premium service packages. Premium packages are designed to generate incremental premium cash flow as well as enhance the perceived value of the Systems' cable service. The Systems have successfully promoted innovative premium service packages. Overall premium service penetration has increased significantly in the Systems where such packages have been introduced. Currently, the systems in Georgia, and Fayetteville and Columbia, Tennessee offer movie and event pay-per-view. The other Systems offer pay-per-view on an event only basis.

Expanded Service Offerings. New product tiers, which include programming options that are not available on the basic or satellite tier, have been implemented and continue to be developed by the Company. A new product tier will typically contain four to nine programming services offered on either an a la carte ($1 to $4 per channel) or a package basis ($5.95 including equipment rental). Signals are secured by addressable technology. The Columbia, Tennessee system launched a new product tier in 1996, and a tier is under development for the Georgia system.

The Georgia system also became a Residential Multi-Tenant
Services (RMTS) provider offering local and long distance phone services. The system currently serves one apartment complex with plans to expand to other dwellings within their franchise area.

In addition, the Columbia, Tennessee system offers data transport services. The system installed a high speed modem-based network that links local schools, municipal buildings and a hospital.
The high speed modem-based network will allow for internet access in the future. The system has also installed a full interactive-distance learning network that allows for teleconferencing between local schools.

The Company is currently introducing the Sega Channel in systems where research indicates a strong customer propensity to purchase this new service. To further enhance revenue, additional programs and products under development include the launch of new home shopping services and internet access services.



Systems Operations

The Company acquires, operates and develops cable television systems based on the principle of increasing operating cash flow while maintaining a high standard of technical and customer service.

The Company has a decentralized and locally responsive management structure which provides significant management experience and stability to every region. Annual operating budget preparation, strategic planning and capital expenditure allocation decisions are made jointly between Rifkin & Associates and the Company's system managers to ensure that local needs are properly weighted with maximizing investor returns. Day to day operating decisions are made by experienced local system managers who are knowledgeable about local markets and responsive to the specific needs of the Company's customers. The Company believes that this management structure enhances the effectiveness of customer service efforts and assists in the maintenance of good relations with franchise authorities. Local system managers are rewarded for attaining operating goals through incentive and bonus plans based on predefined qualitative and quantitative measures of system-specific performance.

The Company believes that providing excellent customer and technical service is essential in an increasingly competitive environment. To accomplish service-related objectives, the Company places a special emphasis on exceeding the FCC and National Cable Television Association ("NCTA") customer service standards. In addition to adhering to federally-mandated customer service standards the Company has implemented additional programs, including an on-time guarantee for installation and repair appointments, designed to enhance customer satisfaction.

As part of the focus on service-related initiatives, the Company is committed to fostering the personal and professional growth of its employees, which includes a strong commitment to and investment in training. The Company's employees receive training in customer service, sales and customer retention skills from outside professionals and qualified management personnel. Technical employees are encouraged to enroll in courses available from the National Cable Television Institute and attend regularly scheduled on-site seminars conducted by equipment manufacturers to keep pace with the latest technological developments in the cable television industry. The Company believes that training programs, coupled with strong growth-oriented bonus and incentive plans for front line and managerial staff: (i) enhance the overall level of customer satisfaction; (ii) improve the quality of workmanship in the field which results in fewer service calls from customers; (iii) lowers service-related expenses; and (iv) strengthens the effectiveness of marketing programs.

Marketing

The Company aggressively markets and promotes its cable television systems with the objective of increasing penetration and average revenue per customer. The Company actively markets its basic and premium program packages through innovative marketing tactics that include direct mail and telemarketing efforts targeted to specific customer and non-customer demographic profiles, newspaper and television advertising and door-to-door sales. Each of the Company's customer service centers is supported by a Marketing Director who coordinates marketing and door-to-door campaigns throughout the geographic region. The Marketing Director also ensures that the Company is providing high quality sales and service by supervising and training direct sales representatives and assessing picture and service quality within the Company's cable systems. In general, customer service representatives will follow up by telephone contact with the customer following a new installation, to assess the quality of the installation and the overall service the customer is receiving and to assure customer satisfaction. Customer service representatives are also trained to market upgrades in service to existing customers and are informed of current rates, programming packages and promotions.

The Systems utilize a contract third-party service for monthly customer billing based on modern computer technology and utilizing software developed specifically for the cable television industry. Billing statements are printed and mailed directly to customers, who have approximately 15 days after receipt of the statement to remit payment to the central payment processing center. If after 30 days a customer has not made a payment, the customer is charged a late payment fee. After 35 days, if the customer has not made a payment, a "Past Due Invoice" is generated. In general, the Systems aggressively pursue collection of past due amounts by telephoning the customer at 40 days past due and attempting to collect payments through field technicians at 45 days past due. If this final attempt to collect payment fails, the customer is then disconnected. A final statement is sent within a week after disconnection, and, approximately 15 days thereafter, the account is referred to a collection agency. This approach to accounts receivable and collections has resulted in bad debt expense for the Systems consistently averaging less than 1% of its revenue.



Technology and Engineering

At December 31, 1996, the Systems maintained over 5,800 miles of cable distribution plant that passed over 241,300 homes.  The following table sets forth certain information with regard to the channel capacities of the Systems as of December 31, 1996.
                                           54 or
                               30 to 53    More
                               Channels  Channels    Total

         Number of Systems           32        12        44
         Percent of Systems       72.7%     27.3%    100.0%
         Miles of plant           3,152     2,708     5,860
         Customers               89,419    95,769   185,188

The Company continually monitors and evaluates new technological developments to optimize existing assets and to anticipate the introduction of new services and program delivery capabilities. The use of fiber optic cable as a transportation medium is playing a major role in enhancing channel capacity and improving the performance and reliability of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels. The Company has implemented and intends to continue to use fiber optic technology in conjunction with its system rebuilds and upgrades. In the future, by interconnecting headends of adjacent systems with one master facility, the Company can reduce the number of headends, lower maintenance costs and add new channels more cost effectively. The Company generally plans to reduce the number of headends through consolidation to take advantage of these efficiencies.

The Company intends to explore the use of digital compression technology to enhance the current channel capacities of its cable systems. This technology is expected to allow five to ten channels or more to be carried in the space of one analog channel. Digital signals not only offer the potential for allowing cable television systems to carry more programming but also for improving the quality of the television signals carried. This technology also allows cable systems to offer additional products and services, including video game channels like the Sega Channel. Although the Company believes that the use of digital technology in the future offers the potential for the Company to increase channel capacity in a more cost efficient manner than completely rebuilding systems with higher capacity distribution plant, digital compression technology is still in the developmental stage and is not yet widely implemented by cable system operators. There can be no assurance as to whether or when such technology can or will be implemented by the Company and, if it can be implemented, whether such technology will result in significant cost savings over alternative methods of expanding channel capacities of the Company's systems.

Customer and Community Relations

In order to succeed in a competitive environment, the Company recognizes the need to meet and exceed the increasing demands and expectations of its customers and communities. Through customer newsletters, surveys and focus groups, the Company is able to identify and respond to the needs of current and prospective customers in a system-specific fashion. These means of communication, as well as cross-channel spots and billing messages, permit the Company to position itself as a leading provider of advanced information and entertainment services.
This continuous interaction and two-way communication is critical to instilling the level of loyalty needed to obtain and retain customers in today's marketplace.

The Company is dedicated to developing strong community relations in the locations served by its cable television systems and believes that good relations with its local franchise authorities are primarily a result of effective communications by the Company's local management with local authorities. The Company also believes that consistent, high quality performance of its local staff is important to maintain good community relations.
To improve the effectiveness of staff interaction with the Company's customers, the Company has ongoing training programs for its field and customer service staff.

The Company also places a high priority on using its facilities and position in the community to the benefit of the towns and cities served by its cable television systems. This commitment is especially apparent in the area of education, as each of the Systems has initiated a localized version of the Company's Project TEACH program. Project TEACH assists area schools by supplementing their classroom curricula with cable-delivered educational services and related equipment. In addition, the Systems contribute to the communities they serve through production and carriage of locally- originated programming, covering issues and events important to area residents and otherwise underserved by local media. Ongoing support and interest in the community is continuously demonstrated through the involvement of the Systems' personnel in local causes, including promotions designed to raise money and supplies for persons in need.


Franchises

Cable television systems are generally constructed and operated under nonexclusive franchises granted by local governmental authorities. These franchises typically contain many requirements, including time limitations on commencement and completion of construction, conditions of service, system channel capacity, nature of programming, the provision of free cable service to schools and certain other public institutions and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Acts. See "Legislation and Regulation in the Cable Television Industry."

The Systems' franchises provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Systems range up to 5% of gross revenues generated by a system. In substantially all of the Systems, franchise fees are passed through to the customers directly as an addition to the rates for cable television service. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

The table below categorizes the Systems' franchises by date of expiration and presents the approximate number and percentage of basic service customers for each category of franchises as of December 31, 1996.

  Year of                                             Percentage
 Franchise   Number of   Percentage of    Number of    of Total
Expiration  Franchises  Total Franchises  Customers    Customers

 1997-1999       24          21.2%          36,136        19.5%
 2000-2002       26          23.0%          33,006        17.8%
 After 2002      63          55.8%         116,046        62.7%
      Total     113         100.0%         185,188       100.0%

No single franchise represents more than 11.2% of total customers of the Systems, and the largest five franchises represent less than 33.8% of total customers of the Systems.

The 1984 Cable Act provides, among other things, for an orderly franchise renewal process where franchise renewal will not be unreasonably withheld or, if renewal is withheld, the franchise authority must pay the operator the "fair market value" for the system covered by such franchise but no value will be allocated to the franchise itself. In addition, the 1984 Cable Act establishes comprehensive renewal procedures that require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications.

The Company believes that it generally has good relationships with its franchising authorities. Neither the Company nor any other entity controlled by Mr. Rifkin has ever had a franchise revoked or failed to have a franchise renewed. In addition, all of the franchises of the Company and such other entities eligible for renewal have been renewed or extended at or prior to their stated expirations, and no material franchise community has refused to consent to a franchise transfer to the Company or any such predecessor.

Competition

Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment, such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer programs and home video products, including videotape cassette recorders/players. The extent to which cable service is competitive depends, in part, upon the cable system's ability to provide a greater variety of programming at a reasonable price to consumers than is available off-air or through other alternative delivery sources. See "Legislation and Regulation in the Cable Television Industry."

The new Telecommunications Act of 1996 (the "1996 Telecom Act") now allows local telephone companies to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to customers. See "Legislation and Regulation in the Cable Television Industry." Cable systems could be placed at a competitive disadvantage if the delivery of video programming services by local telephone companies becomes widespread because cable systems are required to obtain local franchises to provide cable service and must comply with a variety of obligations under such franchises. Issues of cross- subsidization by local telephone companies pose strategic disadvantages for cable operators seeking to compete with local telephone companies providing video services. Additionally, the 1992 Cable Act ensures that telephone company providers of video services will have access to acquire all significant cable programming services. Although the Company cannot predict the likelihood of success of any video programming ventures by local telephone companies or the impact on the Company of such competitive ventures, it is likely such ventures will result in significant new competition.

A significant competitive impact is expected from medium power and higher power direct broadcast satellites ("DBS") that use higher frequencies to transmit signals that can be received by dish antennas much smaller in size than traditional home satellite dishes ( "HSDs"). One consortium, comprised of cable operators and a satellite company, commenced operation in 1990 on a medium-power DBS satellite system and currently provides service consisting of approximately 65 channels of programming, including cable satellite signals and pay-per-view services.
Four other DBS operators, DirectTV, a subsidiary of GM Hughes Electronics, United States Satellite Broadcasting, a subsidiary of Hubbard Broadcasting, Inc., EchoStar Communications Corporation and Alpha Star Communications offer video services that can be received by HSDs that measure approximately eighteen inches in diameter. Additionally, such DBS operators have acquired the right to distribute all of the significant cable television programming services. American Sky Broadcasting Corporation ("ASkyB"), a start-up DBS company, has announced plans to merge with EchoStar Communications and Alpha Star Communications.

DBS has advantages and disadvantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of customers receiving satellite transmissions; that DBS is not currently subject to local regulation of service and prices or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to and limited by the number of service customers. DBS's disadvantages presently include limited ability to tailor the programming package to the interests of different geographic markets, such as providing local news, other local origination services and local broadcast stations; signal reception being subject to line of sight angles; and intermittent interference from atmospheric conditions and terrestrially generated radio frequency noise.

Although the effect of competition from these DBS services cannot be specifically measured or predicted, it is clear there has been significant growth in DBS customers and the Company assumes that such DBS competition will be substantial in the future as developments in technology continue to increase satellite transmitter power, and decrease the cost and size of equipment needed to receive these transmissions. Further, the extensive national advertising of DBS programming packages, including certain sports packages not available on cable television systems, will likely continue the rapid growth in DBS customers. Finally, the recently announced combination of EchoStar Communications and Rupert Murdoch's ASkyB has stated its intention to provide for the retransmission of local broadcast stations to DBS subscribers within the next two years.

Cable systems generally operate pursuant to franchises granted on a nonexclusive basis. The 1992 Cable Act gives local franchise authorities control over basic cable service rates, prohibits franchise authorities from unreasonably denying requests for additional franchises, and permits franchise authorities to operate cable systems. See "Legislation and Regulation in the Cable Television Industry." It is possible that a franchising authority might grant a second franchise to another cable company containing terms and conditions more favorable than those afforded the Systems. Well-financed businesses from outside the cable industry (such as the public utilities which own the poles on which cable is attached) may become competitors for franchises or providers of competing services. The 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to now provide cable services. See "Legislation and Regulation in the Cable Television Industry." In general, a cable system's financial performance will be adversely impacted where a competing cable service exists (referred to in the cable industry as an "overbuild"). Although the Systems' franchises are non-exclusive, and in certain of its service areas there are multiple franchisees, currently there is only one instance where a competing franchisee has actually overbuilt the Systems.

In one small section in Gwinnett County, another franchised cable operator with duplicate cable plant can provide cable service to approximately 1,000 of the Northeast Gwinnett system's homes passed.

In October 1996, Bell Intermedia Services, Inc. ("BIMS"), a subsidiary of Bell South, Inc., was granted a franchise by Gwinnett County and Roswell, Georgia, to construct and operate a cable television system. At this time, BIMS has no active operations in the Company's service areas.

Additionally, in February 1996, Metro Cable, Inc., ("Metro Cable"), a start up company, was granted by Gwinnett County a franchise to build and operate a cable television system in Gwinnett County. The principals of Metro Cable are local to Gwinnett County and the northeastern Georgia area and have experience in the construction and operation of cable television systems. Management believes that Metro Cable does not have any active business operations at this time and cannot predict the timing of Metro Cable's starting construction of its cable system.

The Company is not aware of any company or person that is actively seeking a cable franchise from local franchise authorities for areas presently served by the Systems other than those already granted to BIMS and Metro Cable in Gwinnett County and Roswell, Georgia.

Cable operators face additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment complexes and other private residential developments. The operators of these SMATV systems often enter into exclusive agreements with apartment building owners or homeowners' associations. Due to the widespread availability of reasonably priced earth stations, SMATV systems now offer both improved reception of local television stations and many of the same satellite-delivered program services offered by franchised cable systems. Various states have enacted laws to assure franchised cable systems access to private residential complexes. These laws have been challenged in the courts with varying results. Additionally, the 1984 Cable Act gives a franchised cable operator the right to use existing compatible easements within its franchise area; however, there have been conflicting judicial decisions interpreting the scope of this right, particularly with respect to easements located entirely on private property. The ability of the Company to compete for customers in communities served by SMATV operators is uncertain.

The availability of reasonably priced home satellite dish earth stations ("HSD") may enable individual households to receive many of the satellite-delivered program services formerly available only to cable customers. Furthermore, the 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of HSD owners and other cable competitors to purchase certain satellitedelivered cable programming at competitive costs. The Company is unable to estimate accurately the extent to which private HSDs represent competition in its franchise areas.

Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS") which use low-power microwave frequencies to transmit video programming over-the-air to customers. The 1992 Cable Act ensures that MMDS operators have access to acquire all significant cable television programming services. Although there are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to customers in areas served by the Company's cable systems, such competition is not yet significant. Recent investments in, or acquisitions of, MMDS companies by local phone companies, including Bell South acquiring a MMDS operation in the Atlanta, Georgia market, are likely to substantially increase the competitive impact of MMDS services in selected markets throughout the country. Additionally, the FCC has proposed to allocate frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS. The Company is unable to predict whether wireless video distribution services, such as DBS and MMDS, will have a material impact on its future operations. Finally, an emerging technology, local multipoint distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a customer's home. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current, fully-operational LMDS systems.

In August 1995, Heartland Wireless Communications ("HWC") launched an MMDS wireless television system in southeast Illinois near the community of McLeansboro. The signal pattern of the MMDS operation covers a radius of approximately 35 miles. The Illinois systems that could be affected by this signal pattern are McLeansboro, Mt. Vernon, Wayne City, Woodlawn, Grayville and Sesser/Valier. Collectively, these systems have approximately 10,500 basic customers. Depending on the headend serving a particular community, these systems offer between 31 and 53 basic channels for between $26.95 and $28.95 per month. HWC's basic package currently consists of 26 basic channels, including three local broadcast channels, 23 cable satellite channels, and HBO and Cinemax, for $34.95 per month. Three premium channels are priced at $9.95 each per month, or offered in two channel discounted packages for $5.00 per channel per month. The Company believes that HWC has had no material effect on the Illinois systems.

An MMDS operator filed an application in September 1992 to provide service in the Bad Axe, Michigan area and has constructed a 200 foot tower approximately two miles from Bad Axe. The Company's Bad Axe cable system currently offers 35 channels of basic programming for $26.25, compared to 25 channels, including PASS, Disney, Showtime and The Movie Channel for $6.95 each, and six off-air signals offered for $19.00 by the MMDS operator. Another MMDS operator has been operational for over three years near Bridgeport. Currently, this MMDS operator has programmed 26 channels, including PASS, Disney and Showtime for $6.95 each, and seven off-air channels for $23.85, compared to the Company's Bridgeport system's 48 basic channels for $28.30. The Company does not believe that either MMDS operator has had a material effect on the Michigan Systems.

Wireless One, Inc. operates MMDS wireless television systems in Manchester, Tennessee near the Company's Tullahoma, McMinnville and Lawrenceburg systems. Depending on the headend serving each community, these systems offer between 33 and 36 basic channels for between $26.80 and $28.50 per month. Wireless One, Inc. currently offers a basic service package consisting of 19 channels, including four local broadcast channels and fifteen cable satellite channels, for $19.95 per month and one premium channel, HBO, at $9.95 per month. Due to the hilly and wooded topography in the area, the Tullahoma, McMinnville and Lawrenceburg systems are not currently affected by the signal pattern of the MMDS operation in Manchester. To date, these MMDS operations have had no material impact on any of the Company's Tennessee systems.

Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and to businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. The expansion of fiber optic systems by telephone companies and other common carriers will provide facilities for the transmission and distribution of video programming, data and other non-video services. The FCC has held spectrum auctions for licenses to provide personal communications services ("PCS").
PCS could enable license holders, including cable operators, to provide voice and data services.

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry.

Employees

At December 31, 1996, the Systems had 287 full-time employees and 14 part-time employees, none of whom are subject to a collective bargaining agreement. The Company considers its relations with its employees to be good. In addition, Rifkin & Associates, which is responsible for providing management services to the Company, employs 53 persons. See Item 13 - "Certain Relationships and Related Transactions."

Legislation and Regulation in the Cable Television Industry

The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The 1996 Telecom Act alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company's operations. This section briefly summarizes key laws and regulations affecting the operation of the Company's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Company.

Cable Rate Regulation. The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain
satellite-delivered programming.   Under the 1996 Telecom Act,
the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local customers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per- channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribes, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

In an effort to ease the regulatory burden on small cable systems, the FCC has created special rate rules applicable for systems with fewer than 15,000 customers owned by an operator with fewer than 400,000 customers. The special rate rules allow for a vastly simplified cost-of-service showing. The 1996 Telecom Act provides additional relief for small cable operators. For franchising units with less than 50,000 customers and owned by an operator with less than one percent of the nation's cable customers (i.e., approximately 600,000 customers), CPST rate regulation is automatically eliminated. The Company believes that the majority of its systems qualify for one or both of these forms of small system rate relief.

The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

Cable Entry Into Telecommunications. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way
when cable operators provide telecommunications service.    The
favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals. The Company has already secured authorization to provide local exchange service in Maryland and portions of Virginia and has begun offering some telecommunications services to customers in both jurisdictions.

Telephone Company Entry Into Cable Television. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross- ownership ban. Local exchange carriers ("LECs"), including the Bell Operating Companies, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. See "Competition."

Under the 1996 Telecom Act, a LEC providing video programming to customers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10%) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

Electric Utility Entry Into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

Additional Ownership Restrictions. The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross- ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable customers has been stayed pending further judicial review.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry" and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Company's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

Access Channels. LFAs can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of these designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC recently revised its rules, including a modest reduction in the leased access rates. These recent rule changes could make commercial leased access a more attractive option for third party programmers.

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, customer privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators this year. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices. The former rulemaking is considering ownership of cable wiring located inside multiple dwelling unit complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the complex owner, it will become easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter rulemaking is considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Company's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

State and Local Regulation. Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from
unreasonably refusing to award additional franchises.   Cable
franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

ITEM 2 - PROPERTIES

In connection with its operation of cable television systems, the Company owns or leases real property for signal reception sites (antenna towers and headends), microwave facilities and business offices. The Company believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Company's business operations.

The Systems' distribution plant generally is attached to utility poles under pole rental agreements with local public utilities, although in some areas the plant is buried in underground ducts or trenches. The physical components of the Systems require maintenance and periodic upgrading to keep pace with technological advances.

The Systems consist of four geographic clusters: Georgia, Tennessee, Illinois and Michigan.

Georgia Systems. The table below sets forth certain information with respect to the Georgia Systems.

                         Year Ended December 31,

                       1996   1995    1994   1993    1992

    Homes Passed      71,152 66,307  60,898 55,489  53,781
    Basic Customers   53,386 48,925  44,290 39,451  35,935
    Basic Penetration  75.0%  73.8%   72.7%  71.1%   66.8%
    Average Monthly Revenue
       per Customer   $37.35 $35.44  $33.61 $33.01  $31.79

The Georgia Systems have been managed by Rifkin & Associates since 1985. On a combined basis, these systems consisted of approximately 1,500 miles of distribution plant.

The Georgia Systems serve unincorporated areas in northeast Gwinnett County and certain incorporated communities therein, including the cities of Lawrenceville, Duluth, Suwanee, Buford, Sugar Hill, Dacula and Resthaven. In addition, the Georgia Systems serve the City of Roswell and Mountain Park in Fulton County. All of the communities served by the Georgia Systems are suburbs of Atlanta.


Tennessee Systems. The table below sets forth certain information with respect to the Tennessee Systems.

                            Year Ended December 31,

                         1996   1995    1994    1993     1992

     Homes Passed      120,285 115,057 110,441 108,217 103,677
     Basic Customers    96,768  93,765  89,205  85,586  82,206
     Basic Penetration   80.4%   81.5%   80.8%   79.1%   79.3%
     Average Monthly Revenue
       per Customer  (1)$32.38  $30.05  $28.73  $28.45  $27.08

(1) Refer to Footnote (d) on Page 20.

Part of the Tennessee Systems have been managed by Rifkin &
Associates since 1984 and part since 1986. On a combined basis, these systems consisted of approximately 3,400 miles of distribution plant.

The Tennessee Systems serve the communities of Columbia, Cookeville, Paris, Tullahoma, Piney Flats, Lebanon, McMinnville,
Pulaski, Lawrenceburg, and Fayetteville. The communities served are primarily in central and south central Tennessee.


The Illinois Systems. The table below sets forth certain information with respect to the Illinois Systems.

                               Year Ended December 31,

                           1996   1995    1994   1993    1992
       Homes Passed       35,739 35,469  35,320 35,209  35,209
       Basic Customers    23,887 24,269 23,987  23,091  22,109
       Basic Penetration   66.8%   68.4%  67.9%  65.6%    62.8%
       Average Monthly Revenue
          per Customer    $32.70 $30.63 $29.57  $29.62  $27.82

The Illinois Systems have been managed by Rifkin & Associates since December 1985. On a combined basis, these systems consisted of approximately 590 miles of distribution plant.

The Illinois Systems serve the communities of  Mt. Vernon,
Centralia, Sparta, Sesser, Steelville, Cairo and Nashville all located in southern Illinois. These communities generally receive poor off-air reception from St. Louis and require cable service to receive high quality broadcast signals. Nearly 60% of the customers are in the Mt. Vernon and Centralia systems.

Michigan Systems. The table below sets forth certain information with respect to the Michigan Systems.

                         Year Ended December 31,

                           1996   1995    1994    1993    1992
      Homes Passed        14,141 13,989  13,805  13,562  13,533
      Basic Customers     11,147 10,949  10,469   9,955   9,423
      Basic Penetration    78.8%  78.3%   75.8%   73.4%   69.6%
      Average Monthly Revenue
         per Customer     $31.86  30.18  $28.87  $28.46  $27.43

The Michigan Systems have been managed by Rifkin & Associates since December 1985. On a combined basis, these systems consisted of approximately 370 miles of distribution plant.

The Michigan Systems serve the cities of Bad Axe, Bridgeport/Frankenmuth, Gagetown, Harbor Beach and Reese. The Bridgeport/Frankenmuth system, which is located between the industrial cities of Flint and Saginaw, represents approximately two-thirds of the customers served by the Michigan Systems.

ITEM 3 - LEGAL PROCEEDINGS

Other than customary administrative proceedings incidental to the conduct of its business, the Company is not involved in any other pending legal proceedings. The Company does not believe that any of these administrative proceedings will have a material adverse effect on its financial condition or results of operations or cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

There is no established public trading market for any of the registrants' equity securities.

Within the past three years, the Registrants have issued securities without registration under the Securities Act as follows:

On January 24, 1996, RACC issued 1,000 shares of its Common
Stock, par value $1.00 per share to the Partnership for $1,000.

The foregoing securities were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act since no public offering was involved and the securities had been taken for investment and not with a view to distribution.

On January 26, 1996, the Partnership and RACC sold $125,000,000 principal amount of 11 1/8% Senior Subordinated Notes due 2004 (the "Old Notes") to BT Securities Corporation, Smith Barney Inc., First Union Capital Markets Corp. and PaineWebber Incorporated (the "Initial Purchasers"). Such transaction was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act on the basis that such transaction did not involve a public offering. In accordance with the agreement pursuant to which the Initial Purchasers purchased the Old Notes, the Initial Purchaser agreed to offer and sell the Old Notes only to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) or a limited number of institutional "accredited investors" (as defined in Rule 501(a)(1), (2), (3) or (7) of Regulation D under the Securities Act).

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data set forth on the following page for the year ended December 31, 1996, for the four months ended December 31, 1995 and the eight months ended August 31, 1995 and for the year ended December 31, 1994 have been derived from, and are qualified by reference to, the audited financial statements of the Company included herein. The selected consolidated financial data set forth below for the years ended December 31, 1993 and 1992 have been derived from the Company's audited financial statements not included herein. Because of the Recapitalization, the Company's results of operations for the four month period from September 1, 1995 to December 31, 1995 and for the year ended December 31, 1996 are not comparable to results for prior periods. The company's acquisitions of cable television systems during the year ended December 31, 1996 included in the selected consolidated financial data presented below, materially affect the comparability with data from previous periods. Recent federal legislation and related existing and pending FCC regulation applicable to cable television companies could have a material adverse impact on the Company's business in the future. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company (including accompanying notes) included thereto (amounts in thousands except Operating Data).

                                                         The Company
                                                           RAP L.P.
                                                           Combined
                                 Year      Year       Four      Eight
                                 Ended     Ended     Months     Months     Year Ended December 31,
                                 1996     1995(a)   12/31/95    8/31/95    1994      1993       1992
Statement of Operations Data:
  Revenue                     $71,285    $50,208     $17,301   $32,907  $ 44,889   $41,470    $36,935
  Costs and Expenses:
    Operating expense          10,363      7,311       2,634     4,677     7,146     6,154      5,770
  Programming expense          14,729     10,163       3,496     6,667     8,530     7,563      6,500
    Selling, general and
     administrative expense    10,733      7,054       2,486     4,568     6,090     5,665      4,908
    Depreciation and
     amortization              35,298     15,825       8,200     7,625    13,154    13,795     14,313
    Management fees             2,475      2,251         606     1,645     2,244     2,073      1,846
    Costs associated with
     transfer of net assets        -         441          -        441        -         -         -
    Loss on disposal of assets  1,357        506         275       231       128       760      1,298
      Total costs and expenses 74,955     43,551      17,697    25,854    37,292     36,010    34,635


  Operating income (loss)      (3,670)     6,657        (396)    7,053     7,597      5,460     2,300
  Interest expense             21,607     18,871       4,252    14,619    18,008     18,283    19,222

  Loss before income taxes,
   extraordinary item and
    cumulative effect of
     accounting change        (25,277)   (12,214)     (4,648)   (7,566)  (10,411)   (12,823)  (16,922)
  Income tax expense
            (benefit)          (3,646)    (3,232)     (1,674)   (1,558)    1,558         -         -
  Loss before extraordinary
   item and cumulative effect of
    accounting change         (21,631)    (8,982)     (2,974)   (6,008)   (11,969)  (12,823)  (16,922)
  Extraordinary item- Loss on
   early retirement of debt        -       1,699          -      1,699         -         -         -
  Cumulative effect of accounting change for
     income taxes                  -          -           -         -          -      3,500        -

  Net loss                   $(21,631)  $(10,681)    $(2,974)  $(7,707)  $(11,969) $(16,323) $(16,922)

Other Financial Data:
    Capital expenditures
     (excluding acquisitions) $16,897    $ 7,479    $  3,360  $  4,119  $   6,280  $  6,278  $  7,917
    Adjusted EBITDA(b)         33,085     23,429       8,079    15,350     20,879    20,015    17,911

Financial Ratios:
    Ratio of earnings to
      fixed charges (c)            -          -           -         -          -         -         -

Operating Data:
    Homes passed              241,317    174,054          -         -     165,740   158,723   155,013
    Basic customers           185,188    132,271          -         -     124,059   115,793   108,991
    Basic penetration           76.7%      76.0%          -         -       74.9%     73.0%     70.3%
    Premium service units     108,118     80,385          -         -      74,913    67,192    56,437
    Premium penetration         58.4%      60.8%          -         -       60.4%     58.0%     51.8%
    Average monthly revenue
     per basic customer(d)   $  34.13  $   32.65          -         -    $  31.19   $ 30.75   $ 29.10

Balance Sheet Data (at end of period):
    Total assets             $299,833         -    $ 238,045        -     $95,210  $101,724  $114,074
    Total debt                198,500         -      137,500        -     166,833   163,766   160,449
    Redeemable partners'
     interests and detachable
     warrants                   4,862         -        3,600        -       2,739     2,739     2,739
    Total partners'
       capital (deficit)       61,005         -       68,898        -     (85,057)  (73,087)  (56,764)


(a)      Reflects the historical financial data of the Company for the eight months ended August 31, 1995 and the four months ended December 31, 1995, combined for convenience purposes.  See "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements of the Company.

(b)      Adjusted EBITDA represents income (loss) before interest expense, income taxes, depreciation and amortization, costs associated with the transfer of net assets, loss on disposal of assets, incentive plan expense, escrow income, extraordinary item and cumulative effect of accounting changes.  Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations.  Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

(c)      Earnings were inadequate to cover fixed charges by $25.9 million, $12.6 million, $10.8 million,
$13.2 million and $17.8 million for the respective years ended December 31, 1996, 1995, 1994, 1993, 1992, and $4.8 million and $7.8 million, respectively, for the four months ended December 31, 1995 and the eight months ended August 31, 1995.  In calculating the ratio of earnings to fixed charges, earnings consist of net loss before income taxes, extraordinary item, cumulative effect of accounting change and interest expense.
Fixed charges consist of interest expense and the portion of rental expense which, in Management's opinion, is representative of the interest factor.

(d)      The average monthly revenue per basic customer for the year ended December 31, 1996 has been calculated on a pro forma basis, as if the acquisitions of the Mid-Tennessee systems and RCT systems had occurred on December
31, 1995.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-K, including the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The words "believes," "expects," "intends," "strategy," "considers" or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition in the cable television industry; substantial leverage and risk of inability to service or repurchase the Company's and RACC's debt; restrictions imposed by the terms of indebtedness; the Company's acquisition strategy; the need for significant capital expenditures; potential termination of franchises; the non-exclusivity of franchises; government regulation in the cable television industry; dependence on key personnel; dependence upon distributions from the Partnership's subsidiaries; potential conflicts of interest arising out of the relationship between the Company, RACC, and affiliates and other factors.

Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

Results of Operations

In August 1995, the Partnership effected a recapitalization in which a group led by VS&A Communications Partners II, L.P. and further comprised of Greenwich Street (RAP) Partners I, L.P., IEP Holdings I LLC and Paine Webber Capital, Inc. acquired the interests of certain limited partners in Rifkin Acquisition Partners, L.P. (the "Predecessor"). Concurrently, all of the Predecessor's debt was repaid and the Company entered into a new credit agreement (the "Credit Agreement") with a syndicate of banks. In addition, in January 1996, the Company completed the issuance of $125 million of 11 1/8% Senior Subordinated Notes due 2006 (the "Notes"), which were subsequently publicly registered, and amended its Credit Agreement to provide ongoing borrowing availability, including availability to finance acquisitions.

The recapitalization was accounted for using the purchase method of accounting, resulting in the restatement of the Company's assets and liabilities to fair market value as of September 1, 1995. On a pro forma basis, in order to account for the recapitalization as if it had occurred on December 31, 1994, depreciation and amortization, management fee and interest expense would have been $24.5 million, $1.8 million and $12.2 million, respectively.

1996 compared to 1995

Revenue increased 42%, or $21.1 million, to $71.3 million for the year ended December 31, 1996 from $50.2 million for the year ended December 31, 1995. This increase resulted from the following: (a) approximately $5.8 million from growth in basic customers and increases in basic and tier rates, (b) approximately $10.8 million in total revenue as a result of the March 1, 1996 acquisition of cable systems serving Hickory Hill, Lebanon and McMinnville, Tennessee (the "Mid-Tennessee Acquisition"), and (c) approximately $3.2 million in total revenue as a result of the April 1, 1996 acquisition of cable systems serving Fayetteville, Lawrenceburg and Pulaski, Tennessee (the "RCT Acquisition"). Basic customers increased 40% to approximately 185,200 at December 31, 1996 from approximately 132,300 at December 31, 1995. This increase was attributable to the approximate 33,500 customers acquired in the Mid-Tennessee Acquisition, the approximate 12,200 customers acquired in the RCT Acquisition, as well as continued growth in Georgia (4,500 or 91.1%) and Tennessee (3,000 or 3.2%) systems. Average monthly revenue per customer increased 4.5% from $32.65 for the year ended December 31, 1995 to $34.13 for 1996. Premium service units increased 34.5% to approximately 108,100 as of December 31, 1996, from approximately 80,400 as of December 31, 1995, largely as a result of the Mid-Tennessee Acquisition (20,900) and the RCT Acquisition (6,900). The Company's premium penetration decreased to 58.4% from 60.8% between 1996 and 1995 due mainly to decreased premium penetrations in Tennessee as a result of moving the Disney Channel from premium to tier in certain systems.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, increased 41.8%, or approximately $3.1 million to approximately $10.4 million for the year ended December 31, 1996 from approximately $7.3 million in 1995, and decreased as a percentage of revenue to 14.5% from 14.6%. Approximately $1.6 million and $500,000 of the increase relates to the operating expense of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively. Approximately $400,000 of the increase relates to higher salaries and benefits as a result of added technical personnel and annual wage increases and approximately $200,000 of the increase relates to higher franchise fees as a result of increased revenue.

Programming expense, which includes costs related to basic, tier and premium services, increased 44.9%, or approximately $4.6 million, to approximately $14.7 million for the year ended December 31, 1996 from approximately $10.2 million for the year ended December 31, 1995, and increased as a percentage of revenue to 20.7% from 20.2%. Approximately $2.2 million and $800,000 of the increase relates to the programming expenses of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively. The remainder of the increase is due to program vendor rate increases and the addition of programming in certain systems.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 52.2%, or approximately $3.7 million to approximately $10.7 million for the year ended December 31, 1996 from $7.1 million for the same period in 1995. As a percentage of revenue, selling, general and administrative expense increased to 15.1% for the year ended December 31, 1996 from 14.1% in 1995. Approximately $700,000 of the increase resulted from the provision for the management incentive plan which became effective January 1, 1996, approximately $400,000 of the increase resulted from increases in personnel and related benefits costs, approximately $200,000 of the increase resulted from higher customer billing costs, while approximately $1.7 million and $600,000 related to the selling, general and administrative expense of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively.

Depreciation and amortization expense of approximately $35.3 million for the year ended December 31, 1996 increased approximately $19.5 million from the year ended December 31, 1995 due partially to the recapitalization discussed above. Depreciation and amortization expense increased approximately $10.8 million from pro forma depreciation and amortization expense in 1995. The increases in depreciation resulted primarily from increases of approximately $7.5 million in 1995 and approximately $16.9 million in 1996 in property, plant and equipment. The increases in amortization expense resulted primarily from the amortization of franchise cost related to the Mid-Tennessee Acquisition and RCT Acquisition, respectively. As a percentage of revenue, depreciation and amortization expenses increased to 50.0% in 1996 from 48.8% in 1995.

Management fees, equal to 3.5% of gross revenue, of approximately $2.5 million in 1996 increased approximately $200,000 from the year ended December 31, 1995. Management fees for the year ended December 31, 1996 increased approximately $700,000 from pro forma 1995 management fees of approximately $1.8 million due to the increase in the Company's revenue as a result of rate increases and increased customers as well as the Mid-Tennessee Acquisition and RCT Acquisition.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment, increased to approximately $1.4 million in 1996 from approximately $500,000 in 1995.

Interest expense during 1996 increased approximately $2.7 million from the year ended December 31, 1995. However, interest expense for the year ended December 31, 1996 increased by approximately $9.4 million or 76.6% over pro forma interest for the same period in 1995 and increased as a percentage of revenue from 24.4% to 30.3%. Interest expense was based on an average debt balance of $202.9 million with an average interest rate of 10.6% and an average debt balance of $137.9 million with an average interest rate of 8.9% for 1996 and 1995, respectively. This increase was primarily a result of the issuance of the Notes on January 26, 1996 with proceeds being held in escrow until March 1, 1996, pending the completion of the Mid-Tennessee Acquisition. The release of the Note proceeds from escrow resulted in the reduction in outstandings under the Credit Agreement of approximately $66.0 million.

The Partnership is a "pass-through" entity for income tax purposes. All income or loss flows through to the partners of the Partnership in accordance with the Partnership Agreement. An income tax benefit of approximately $3.7 million was recorded in 1996 compared to an income tax benefit of approximately $3.2 million from the year ended December 31, 1995. However, the income tax benefit for 1995 on a pro forma basis is approximately $1.7 million and relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."

As a result of the factors discussed above, net loss increased
85.7%, or approximately $11 million in 1996 compared with 1995 and approximately $10 million compared with pro forma 1995.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, non-recurring interest income (related to the escrowed Notes proceeds) and the non-cash provision for the management incentive plan, increased 41.4%, or approximately $9.7million to $33.1 million in 1996 from $23.4 million for 1995. The 1996 results increased 38.3%, or approximately $9.2 million from a $23.9 million pro forma 1995 amount. As a percent of revenue, Adjusted EBITDA decreased to 46.4% in 1996 from 46.7% for 1995. When compared to pro forma 1995, Adjusted EBITDA as a percent of revenues decreased to 46.4% in 1996 from 47.6% in 1995 as the Company's expense growth exceeded its revenue growth. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

Pro Forma 1995 Compared to 1994

For financial statement purposes, the Recapitalization was accounted for using the purchase method of accounting. Accordingly, the Recapitalization resulted in the restatement of the Company's assets and liabilities to fair market value as of September 1, 1995 to the extent of the new ownership interests acquired by the Investor Group. In the discussion of operations which follows, the Company's results of operations for 1995 are reflected on a pro forma basis to account for the Recapitalization as if it had occurred on December 31, 1994. Because of the Recapitalization, pro forma results of operations for 1995 are not comparable to results for prior periods principally in the following areas: (i) depreciation and amortization expense in the post-Recapitalization financial statements reflect the restatement of assets described above,
(ii) interest expense in the post- Recapitalization financial statements reflects the new debt structure of the Company and
(iii) results of operations for the period following the Recapitalization reflect a reduction in management fees charged by Rifkin & Associates.

Revenue increased 11.8%, or approximately $5.3 million, to $50.2 million for the year ended December 31, 1995 from $44.9 million for year ended December 31, 1994. This increase resulted primarily from growth in basic customers, increases in basic and tier rates and higher sales of premium service units. Approximately $3.9 million of the increase relates to basic, tier and equipment revenue, and approximately $1.4 million relates to premium and miscellaneous revenue. The number of basic customers in the Systems increased 6.6% to approximately 132,300 at December 31, 1995 from approximately 124,100 at December 31, 1994. This growth occurred primarily in the Georgia and Tennessee systems, which added 4,600 (an increase of 10.5%) and 2,800 (an increase of 6.2%) customers, respectively, reflecting the favorable demographic trends in certain communities covered by such systems. Average monthly revenue per customer increased 4.7% from $31.19 for the year ended December 31, 1994 to $32.65 for 1995. Premium service units increased 7.3% to 80,400 as of December 31, 1995, from 74,900 as of December 31, 1994, due in large part to the Company's promotion of discounted premium service packages designed to enhance customer value and enable the Company to take advantage of programming cost incentives based on premium service unit growth. The Company's premium penetration increased to 60.8% from 60.4% between 1994 and 1995.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, increased 2.3%, or approximately $200,000, to $7.3 million for the year ended December 31, 1995 from $7.1 million in 1994, but decreased as a percentage of revenue to 14.6% from 15.9%.

Programming expense, which includes costs related to basic tier and premium services, increased 19.1%, or approximately $1.7 million, to $10.2 million for the year ended December 31, 1995 from $8.5 million in 1994, and increased as a percentage of revenue to 20.2% from 19.0% due to the impact of rate increases effected in early 1995. This increase was due to higher programming costs resulting from rate increases by certain programming vendors and growth in customers. The increase also reflects the termination of certain programming cost incentives that generally were in effect through the fourth quarter of 1994.

Selling, general and administrative expense, which includes expenses related to on-site office and customer service personnel, customer billing and postage and marketing, increased 15.8%, or approximately $1 million, to $7.1 million for the year ended December 31, 1995 from $6.1 million in 1994. As a percentage of revenue, selling, general and administrative expense increased to 14.1% for the year ended December 31, 1995 from 13.6% for the year ended in 1994. Approximately $500,000 of the increase resulted from the hiring and training of additional on-site office personnel to promote the ongoing compliance with recently enacted cable regulations which established customer service standards and due to customer growth.

Depreciation and amortization expense of $24.5 million in pro forma 1995 increased approximately $11.4 million from depreciation expense of $13.2 million in 1994. The increase in depreciation resulted primarily from increases of $6.3 million in 1994 and $7.5 million in 1995 in property, plant, and equipment, as well as purchase accounting adjustments to the carrying value of certain fixed assets related to the Recapitalization. The increase in amortization expense resulted primarily from the full amortization of certain intangible assets as of December 31, 1994, more than offset by purchase accounting adjustments to the carrying value of certain intangible assets related to the Recapitalization. As a percentage of revenue, depreciation and amortization expense increased to 48.8% in 1995 from 29.3% in 1994.

Management fees decreased to $1.8 million in pro forma 1995 from $2.2 million in 1994, as the increase in the Company's revenue between 1994 and 1995 was more than offset by the pro forma reduction in such fees from 5.0% to 3.5% of revenue effective December 31, 1994.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment, increased to approximately $500,000 in 1995 from approximately $100,000 in 1994.

Interest expense during pro forma 1995 decreased by approximately $5.8 million or 32.1% over 1994 and decreased as a percentage of revenue from 40.1% to 24.4%. Interest expense from debt was based on an average debt balance of $138 million with an average interest rate of 8.9% and an average debt balance of $165.3 million with an average interest rate of 10.6% for 1995 and 1994, respectively. This decrease was primarily a result of the effects of the pro forma treatment of the Recapitalization.

The Partnership is a "pass-through" entity for income tax purposes. All income or loss flows through to the partners of the Partnership in accordance with the Partnership Agreement. Income tax expense of approximately $1.6 million and an income tax benefit of approximately $1.7 million recorded in 1994 and pro forma 1995, respectively, relate to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes." See Note 3 to the Company's Consolidated Financial Statements.

As a result of the factors discussed above, net loss decreased
2.7%, or approximately $300,000, in pro forma 1995 compared with 1994.

Adjusted EBITDA increased 14.6%, or approximately $3.0 million, to $23.9 million in pro forma 1995 from $20.9 million in 1994.
As a percentage of revenue, Adjusted EBITDA increased to 47.6% in 1995 from 46.5% in 1994 as the impact of the Company's revenue growth was largely offset by the increase in selling, general and administrative expense as a percentage of revenue.



Liquidity and Capital Resources

The Company has relied upon cash generated by operations, borrowing and equity contributions to fund capital expenditures and acquisitions, service its indebtedness and finance its working capital needs. During the comparable years ended December 31, 1996 and 1995, net cash provided by operations (including changes in working capital) of the Company was approximately $20.8 and $14.8 million, respectively.

From December 31, 1995 to December 31, 1996, the Company's available cash increased from approximately $300,000 to approximately $1.4 million. For the same comparable period, accounts payable and accrued liabilities increased by approximately $4.1 million to approximately $9.9 million, due primarily to the liabilities and accruals related to the systems acquired in the Mid-Tennessee and RCT Acquisitions. Interest payable increased from approximately $100,000 to approximately $6.8 million for the same comparable period due primarily to the increased debt level as well as the effect of the timing of payments. Also, for the same comparable period, deferred taxes payable decreased approximately $3.7 million to approximately $17.5 million as a result of differences in book and tax depreciation and amortization lives and methods. Notes payable increased by $61 million from December 31, 1995 to December 31, 1996 due to the January 26, 1996 issuance of the Notes offset by the paydown of the revolver portion of the Credit Agreement.

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

In January 1996, the Partnership and RACC issued and sold the Old Notes in order to fund certain acquisitions of cable systems and the repayment of borrowings under a Credit Agreement. Such sales were not registered under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 144A promulgated under the Securities Act. In connection with the sale of the Old Notes, the Partnership and RACC agreed to file with the Commission a registration statement relating to an exchange offer pursuant to which the Issuers would exchange the New Notes for the Old Notes tendered at the option of the holders. In June 1996, the Partnership and RACC exchanged the New Notes for the Old Notes. The Notes are the joint and several general unsecured obligations of the Partnership and RACC and are fully and unconditionally guaranteed on a Senior Subordinated basis by the Subsidiary Guarantors.

Additionally, in conjunction with the Mid-Tennessee and RCT
Acquisitions and the issuance of the Notes, the partners of the Company contributed an additional $15 million of equity.

The Company has increased its total consolidated debt to $198.5 million as of December 31, 1996 from $137.5 million at December 31, 1995. The Company has unused commitments under the Amended and Restated Credit Agreement of $74.5 million, $11 million of which is available for general corporate purposes. Access to the remaining $63.5 million of availability under the Credit Agreement for general corporate purposes or Permitted Acquisitions (as defined in the Amended and Restated Credit Agreement) is subject to the Company's compliance with all covenants in such facility and the Company's Total Funded Debt Ratio (defined as the ratio of funded indebtedness of the Company to annualized Adjusted EBITDA based on the most recent quarter) being below 6.25x. As of December 31, 1996, the Company's Total Funded Debt Ratio was 5.77x. Interest payments on the Notes and interest and principal payments under the Amended and Restated Credit Agreement represent significant liquidity requirements for the Company. The Amended and Restated Credit Agreement provides for two term loan facilities in a total amount of $65 million. Term Loan A in the amount of $25 million, matures on March 31, 2003 and begins amortizing on March 31, 2000. Term Loan B in the amount of $40 million, matures March 31, 2004 and begins amortizing March 31, 2002. The Amended and Restated Credit Agreement also provides for an $80 million reducing revolving facility with a final maturity date of March 31, 2003. The revolving facility will be subject to permanent annual commitment reductions commencing in 1997. Borrowings under the Amended and Restated Credit Agreement will bear interest at floating rates and will require interest payments on various dates depending upon the interest rate options selected by the Company.

In addition to its debt service obligations, the Company will require liquidity for capital expenditures and working capital needs. The cable television business requires substantial capital for construction, expansion and maintenance of plant and the Company has committed substantial capital resources to (i) expand its cable systems; (ii) conduct routine replacement of cable television plant; and (iii) increase the channel capacity of certain systems.

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


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Rifkin Acquisition Partners, L.L.L.P.
Rifkin Acquisition Partners, L.P.
  Reports of Independent Accountants. . . . . . . . .      F-1
  Consolidated Balance Sheet . . . . . . . . . . . . .     F-3
  Consolidated Statement of Operations . . . . . . . .     F-4
  Consolidated Statement of Cash Flows . . . . . . . .     F-5
  Consolidated Statement of Partners' Capital (Deficit)    F-6
  Notes to Consolidated Financial Statements . . . . .     F-7

Rifkin Acquisition Capital Corp.
  Report of Independent Accountants. . . . . . . . . .    F-18
  Balance Sheet. . . . . . . . . . . . . . . . . . . .    F-19
  Notes to Balance Sheet . . . . . . . . . . . . . . .    F-20

                  REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
 Rifkin Acquisition Partners, L.L.L.P.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of partners' capital(deficit) and of cash flows present fairly, in all material respects, the financial position of Rifkin Acquisition Partners, L.L.L.P. and its subsidiaries (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996 and the four months ended December 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 1 to the financial statements, effective September 1, 1995, Rifkin Acquisition Partners, L.P. and its subsidiaries (the "Partnership") transferred substantially all of its net assets to the Company. The Company has recorded the assets and liabilities transferred at their estimated fair values at September 1, 1995. Accordingly, the consolidated financial statements of the Company are not comparable to those of the Partnership.

Price Waterhouse LLP
Denver, Colorado
February 28, 1997

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
 Rifkin Acquisition Partners, L.P.


In our opinion, the accompanying consolidated statements of operations, of partners' capital (deficit) and of cash flows present fairly, in all material respects, the results of operations and cash flows of Rifkin Acquisition Partners, L.P. and its subsidiaries ("RAP L.P.") for the eight months ended August 31, 1995 and the year ended December 31, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of RAP L.P.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 1 to the financial statements, effective September 1, 1995, RAP L.P. transferred substantially all of its net assets to Rifkin Acquisition Partners, L.L.L.P. and its subsidiaries (the "Company"). The Company has recorded the assets and liabilities transferred at estimated fair values at September 1, 1995. Accordingly, the consolidated financial statements of the Company are not comparable to those of RAP L.P.



Price Waterhouse LLP
Denver, Colorado
December 20, 1995

                RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                     CONSOLIDATED BALANCE SHEET




ASSETS                                           12/31/96           12/31/95
                                               -----------       -----------
Cash and cash equivalents                        $1,387,232       $  318,020
Subscriber accounts receivable,
  net of allowance for doubtful
  accounts of $381,197 in 1996
  and $292,626 in 1995                            1,184,074          884,908
Other receivables                                 2,622,375        1,542,667
Prepaid expenses and other                        1,776,272          924,229

Property, plant and equipment at cost:
  Cable television transmission and
    distribution systems and related equipment  110,600,391       73,994,528
  Land, buildings, vehicles and furniture
   and fixtures                                   5,726,169        3,159,116
                                              -------------    -------------
                                                116,326,560       77,153,644

  Less accumulated depreciation                 (14,264,937)      (2,741,453)
    Net property, plant and equipment           102,061,623       74,412,191

Franchise costs and other intangible assets,
   net ofaccumulated amortization of
$28,849,916 in 1996 and $5,128,754 in 1995      190,801,885      159,963,395
                                              -------------    -------------
           Total assets                       $ 299,833,461    $ 238,045,410
                                              =============    =============
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued liabilities      $   9,937,238    $   5,867,584
Subscriber deposits and prepayments               1,272,279          961,528
Interest payable                                  6,784,261           91,273
Deferred taxes payable                           17,473,000       21,127,000
Notes payable                                   198,500,000      137,500,000
                                            ---------------    -------------
           Total liabilities                    233,966,778      165,547,385

Commitments (Note 7)

Redeemable partners' interests                    4,861,840        3,600,000

Partners' capital (deficit):
     General partner                             (1,309,354)      (1,085,311)
     Limited partners                            61,881,692       69,421,043
    Preferred equity interest                       432,505          562,293
                                               -------------    -------------

Total partners' capital (deficit)                61,004,843       68,898,025
                                              -------------    -------------
Total liabilities and partners'
capital (deficit)                             $ 299,833,461    $ 238,045,410
                                              =============    =============

                   RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                     RIFKIN ACQUISITION PARTNERS, L.P.

                   CONSOLIDATED STATEMENT OF OPERATIONS

                                Company                  RAP L.P.

                       Year Ended   4 Months Ended 8 Months Ended  Year Ended
                         12/31/96      12/31/95       8/31/95       12/31/94
Revenue:
Service               $ 66,433,321  $16,316,638    $30,954,441   $ 42,423,453
Installation and other   4,852,124      983,924      1,952,807      2,465,573
         Total revenue  71,285,445   17,300,562     32,907,248     44,889,026

Costs and Expenses:
Operating expense       10,362,671    2,633,625      4,676,542      7,146,220
Programming expense     14,728,925    3,496,262      6,667,194      8,529,692
Selling, general and
 administrative expense 10,733,472    2,486,389      4,568,081      6,090,102
Depreciation and
 amortization           35,297,703    8,199,945      7,624,784     13,154,400
Management fees          2,475,381      605,503      1,645,191      2,244,121
Costs associated with
the transfer of
net assets                       -            -        441,216              -
Loss on disposal
 of assets               1,357,180      275,311        231,051        128,228

Total costs and expense 74,955,332   17,697,035     25,854,059     37,292,763

Operating income (loss) (3,669,887)    (396,473)     7,053,189      7,596,263
Interest expense        21,607,174    4,251,616     14,618,957     18,007,725

Loss before income
 taxes and
 extraordinary item    (25,277,061)  (4,648,089)    (7,565,768)   (10,411,462)
Income tax expense
 (benefit)              (3,645,719)  (1,674,000)    (1,558,000)     1,558,000

Loss before
 extraordinary item    (21,631,342)  (2,974,089)    (6,007,768)   (11,969,462)
Extraordinary item
- Loss on early
 retirement of debt              -             -     1,699,322              -

Net loss              $(21,631,342) $(2,974,089)   $(7,707,090)  $(11,969,462)

                   RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                     RIFKIN ACQUISITION PARTNERS, L.P.

                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   Company                     RAP L.P.
                                            Year Ended    4 Mos Ended  8 Mos Ended    Year Ended
                                             12/31/96       12/31/95        8/31/95      12/31/94
Cash flows from operating activities:
  Net loss                                 $(21,631,342) $ (2,974,089) $ (7,707,090) $(11,969,462)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization          35,297,703     8,199,945     7,624,784    13,154,400
      Amortization of deferred
        loan costs                              970,753       111,037       312,243       468,365
      Amortization of original debt discount
        and accretion of interest                     -             -     1,105,269       317,161
      Loss on disposal of fixed assets        1,357,180       275,311       231,051       128,228
      Deferred taxes provision (benefit)     (3,654,000)   (1,674,000)   (1,558,000)    1,558,000
      (Increase) decrease in subscriber
        accounts receivables                   (117,278)     (133,267)      149,258      (133,187)
      Increase in other receivables            (994,681)     (152,759)      (30,206)      (28,754)
      (Increase) decrease in prepaid
        expenses and other                     (494,252)      213,483       (69,650)     (348,849)
      Increase in accounts payable and
        accrued liabilities                   3,245,736     1,164,367       469,787       469,151
      Increase (decrease) in subscriber
        deposits and prepayment                 164,824      (242,011)      170,457       (63,061)
      Increase in interest payable            6,692,988        91,273     9,239,139       424,300
          Net cash provided by operating
            activities                       20,837,631     4,879,290     9,937,042     3,976,292

Cash flows from investing activities:
      Initial cash acquisition cost,
       net (Note 1)                                   -  (173,447,115)            -             -
      Acquisition of
        Mid-Tennessee systems, net          (61,942,179)            -             -             -
      Acquisition of RCT systems, net        (9,854,859)            -             -             -
      Additions to property, plant and
        equipment                           (16,896,582)   (3,360,037)   (4,119,335)   (6,279,791)
      Additions to cable television
        franchises, netof retirements
        and changes in other intangible
        assets                               (1,182,311)     (326,335)       29,087      (102,556)
      Net proceeds from the sale of assets      197,523        19,777        32,521        80,750
      Management fee escrow                                (1,000,000)            -             -
          Net cash used in investing
          activities                        (89,678,408) (178,113,710)   (4,057,727)   (6,301,597)

Cash flows from financing activities:
      Proceeds from isssuance of senior
        subordinated notes                  125,000,000             -              -           -
Proceeds from debt                           18,000,000   138,500,000      4,000,000   13,000,000
Deferred loan costs                          (6,090,011)   (3,147,989)             -           -
Payments of debt                            (82,000,000)   (4,000,000)    (6,250,000) (10,250,000)
Partners' capital contributions              15,000,000    42,200,429              -           -
          Net cash provided by (used in)
            financing activities             69,909,989   173,552,440     (2,250,000)   2,750,000

Net increase in cash                          1,069,212       318,020      3,629,315      424,695
Cash and cash equivalents
  at beginning of period                        318,020             -      1,196,651      771,956

Cash and cash equivalents
  at end of period                          $ 1,387,232   $   318,020     $4,825,966  $ 1,196,651

Supplemental Cash Flow Information:
  Interest paid                             $13,866,995   $ 4,024,306     $5,624,247  $16,744,898

                   RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                     RIFKIN ACQUISITION PARTNERS, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                                            Preferred        General     Limited
RAP L.P.                                 Equity Interest     Partner     Partners       Total
Partners' deficit at December 31, 1993         $      -    $  (434,525)$(72,652,709)$(73,087,234)
Net loss                                              -       (119,695) (11,849,767) (11,969,462)

Partners' deficit at December 31, 1994                -       (554,220) (84,502,476) (85,056,696)
Net loss                                              -        (77,071)  (7,630,019)  (7,707,090)

Partners' deficit at August 31, 1995           $      -    $  (631,291)$(92,132,495)$(92,763,786)






COMPANY

Partners' capital contributions                $   583,112 $        -   81,017,838   81,600,950
Partners' carryover interest (Note 1)                    -   (605,570)  (5,523,266)  (6,128,836)
Accretion of redeemable partners' interest               -   (450,000)  (3,150,000)  (3,600,000)
Net loss                                           (20,819)   (29,741)  (2,923,529)  (2,974,089)

Partners' capital (deficit)
    at December 31, 1995                           562,293 (1,085,311)  69,421,043   68,898,025


Partners' capital contributions                          -    150,000   14,850,000   15,000,000
Accretion of redeemable partners' interest               -   (157,730)  (1,104,110)  (1,261,840)
Net loss                                          (129,788)  (216,313) (21,285,241) (21,631,342)

Partners' capital (deficit)
    at December 31, 1996                       $   432,505 $(1,309,354)$ 61,881,692 $ 61,004,843


The Partners' capital accounts for financial reporting purposes vary from the tax capital accounts.

              RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                RIFKIN ACQUISITION PARTNERS, L.P.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  General Information and Transfer of Net Assets

General Information

Rifkin Acquisition Partners, L.P. ("RAP L.P.") was formed on December 16, 1988, pursuant to the laws of the State of Colorado, for the purpose of acquiring and operating cable television (CATV) systems. On September 1, 1995, RAP L.P. registered as a limited liability limited partnership, Rifkin Acquisition Partners, L.L.L.P. (the "Partnership") pursuant to the laws of the State of Colorado. Rifkin Acquisition Management, L.P., an affiliate of Rifkin & Associates, Inc. (Note 6), was the general partner of RAP L.P. and is the general partner of the Partnership ("General Partner"). The Partnership and its subsidiaries are hereinafter referred to on a consolidated basis as the "Company."

The Partnership operates under a limited liability limited partnership agreement (the "Partnership Agreement") which establishes contribution requirements, enumerates the rights and responsibilities of the partners and advisory committee, provides for allocations of income, losses and distributions, and defines certain items relating thereto.

The Partnership Agreement provides that net income or loss, certain defined capital events, and cash distributions, all as defined in the Partnership Agreement, are generally allocated 99% to the limited partners and 1% to the general partner.

Transfer of Net Assets

On September 1, 1995, unrelated third party investors purchased for approximately $39 million the interest of certain limited partners in RAP L.P. and contributed approximately $42 million in direct equity for an approximate 89% limited partner interest resulting in a total basis therein of $81 million. In addition, existing RAP L.P. limited and general interests were carried over and $600,000 contributed for 10% and 1%, respectively (the "Carryover iterests"). The Carryover Interests had negative basis of approximately $6.1 million. Also, $138 million of debt was borrowed.

Further, on September 1, 1995, RAP L.P. was renamed Rifkin
Acquisition Partners, L.L.L.P. and a new basis of accounting was established. The proceeds of the new debt and equity were used to retire existing debt and pay interest and penalties of
approximately $176 million, and to pay agency, bank, and legal fees of approximately $5 million.  The Company has recorded the assets and liabilities transferred at their estimated fair values at
September 1, 1995 adjusted for the Carryover Interests.
Accordingly, the consolidated financial statements of the Company are not comparable to those of RAP L.P., which are based upon its historical costs.  The transaction to record the funds received due to the recapitalization and the payoff of debt of RAP L.P. took place on September 1, 1995 and is not reflected in the Consolidated Statement of Cash Flows for the eight months ended August 31, 1995.
This was the only RAP L.P. transaction which took place subsequent to August 31, 1995 prior to its termination.  The results of the completed transaction are as follows (dollars in thousands):
  Proceeds from the Company due to the capitalization..............$175,800
        Payment of long-term debt at time of recapitalization......(162,700)
        Payment of interest payable and accrued liabilities.........(13,100)
                                                                   --------
        Net result of the transaction..............................$      -
                                                                   ========
        Cash interest paid.........................................$ 11,400
                                                                   ========
The acquisition was recorded using the purchase method of accounting as follows
(dollars in thousands):
        Cash paid to RAP L.P.......................................$175,797
        Acquisition costs (legal and advisory fees)................   2,476
        Cash acquired .............................................  (4,826)
                                                                   --------
        Cash acquisition cost...................................... 173,447
        Adjusted for:  Working capital deficit assumed.............   3,627
          Non-cash transactions---
            Interests of RAP L.P. purchased directly by investors..  39,401
            Conveyance of debt.....................................   3,000
            Reduction due to accounting for Carryover Interests....  (6,129)
                                                                   --------
        Total acquisition cost.....................................$213,346
        Allocation:                                                ========
        Property, plant and equipment.............................. $74,095
        Franchise cost and other intangible assets................. 139,251
                                                                   --------
                                                                   $213,346
                                                                   ========
1.   General Information and Transfer of Net Assets--(continued)

The allocation of the total acquisition cost to property, plant and equipment and franchise cost and other intangible assets was calculated based on values established by independent appraisal reduced for the adjustment arising from the effect of the Carryover Interests.

The following table presents unaudited pro forma operating results as if the transfers of assets and step up in bases had occurred on the first day of the period presented:
                                                  Years Ended
                                               12/31/95   12/31/94
                                              (Dollars in Thousands)
          Total Revenue                       $ 50,208     $44,889
          Net Loss                           $ (11,649)    $(15,268)

The pro forma results are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not purport to be indicative of results that actually would have been obtained had the transfer occurred on January 1, 1995, nor are they intended to be a projection of future results.

2.  Acquisition of Cable Properties

On March 1, 1996, the Company acquired certain cable operating assets ("Mid-Tennessee Systems") from Mid-Tennessee CATV, L.P., and on April 1, 1996 acquired the cable operating assets ("RCT Systems") from Rifkin Cablevision of Tennessee, Ltd. Both Mid-Tennessee CATV, L.P. and Rifkin Cablevision of Tennessee, Ltd. are affiliates of the General Partner. The acquisition costs were funded by $15 million of additional partner contributions and the remainder from a portion of the proceeds received from the issuance of $125 million of 11 1/8% Senior Subordinated Notes due 2006 (see
Note 5).

The acquisitions were recorded using the purchase method of
accounting.  The results of operations of the Mid-Tennessee Systems have been included in the consolidated financial statements since
March 1, 1996, and the results of the RCT Systems have been
included in the consolidated financial statements since April 1,
1996.  The purchase price of each was allocated based on estimated fair values from an independent appraisal to property, plant and equipment and franchise cost as follows (dollars in thousands):
                                            Mid-Tennessee          RCT
                                               Systems            Systems
   Cash paid, net of acquired cash             $61,755           $  9,827
   Acquisition costs (appraisal, transfer
     fees, and direct costs)                       187                 28
   Total acquisition cost                      $61,942           $  9,855
                                               =======           ========
   Allocation:
   Current assets                              $   467           $    157
   Current liabilities                            (435)              (534)
   Property, plant and equipment                18,046              5,987
   Franchise cost and other intangible assets   43,864              4,245
   Total cost allocated                        $61,942           $  9,855

The following unaudited pro forma information presents a summary of consolidated results of operations for the Company as if the Mid-Tennessee Systems and the RCT Systems acquisitions had occurred at the beginning of 1995, with pro forma adjustments to show the effect on depreciation and amortization for the acquired assets, management fees on additional revenues and interest expense on additional debt (dollars in thousands):

2.    Acquisition of Cable Properties (continued)

                                                   Years Ended
                                                   December 31,

                                                 1996       1995
        Total revenues                         $74,346    $65,567
        Net loss                               (22,558)   (22,357)

    The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Mid-Tennessee Systems and the RCT Systems actually been acquired on January 1, 1995.

    On November 29, 1996, the Company entered into a definitive agreement to purchase certain assets comprising two cable systems serving the Tennessee communities of Shelbyville and Manchester (the "Manchester Systems"). The purchase price is $19,750,000 subject to certain post-closing adjustments.

3.  Summary of Significant Accounting Policies

    Basis of Presentation

    The consolidated financial statements include the accounts of the following entities:

    Rifkin Acquisition Partners, L.L.L.P.  - Cable Equities,
                                             Incorporated (CEI)
    Cable Equities of Colorado             - FNI Management Corp.(FNI)
         Management Corp. (CEM)            - Rifkin/Tennessee, Ltd.
                                             (RTL)
    Cable Equities of Colorado, Ltd. (CEC) - Rifkin Acquisition
                                             Capital Corp. (RACC)

    All significant intercompany accounts and transactions have been eliminated.

    Revenue and Programming

    Subscriber fees are recorded as revenue in the period the service isprovided. The cost to acquire the rights to the programming generally is recorded when the product is initially available to be viewed by the subscriber.

    Advertising and Promotion Expenses

    Advertising and promotion expenses are charged to income during the year in which they are incurred.

    Property, Plant and Equipment

    Additions to property, plant and equipment are recorded at cost, which in the case of assets constructed, includes amounts for material, labor, overhead and interest, if applicable.

    Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets as follows:

   Buildings                                     27 - 30 years
   Cable television transmission and
    distribution systems and related equipment    3 - 15 years
   Vehicles and furniture and fixtures            3 -  5 years

  Expenditures for maintenance and repairs are expensed as incurred.

3. Summary of Significant Accounting Policies--(continued)

 Franchise Costs

 Franchise costs are amortized using the straight-line method over the remaining lives of the franchises as of the date they were acquired, ranging from one to twenty years. The carrying value of franchise costs is assessed for recoverability by management based on an analysis of undiscounted future expected cash flows from the underlying operations of the Company. Management believes that there has been no impairment thereof as of December 31, 1996.

 Other Intangible Assets

 Certain loan costs have been deferred and are amortized to interest expense over the remaining term of the related debt. The net amounts remaining at December 31, 1996 and 1995 were $8,156,210 and $3,036,952, respectively.

 Cash and Cash Equivalents

 All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

 Redeemable Partners' Interests

 The Partnership Agreement provides that if a certain partner dies or becomes disabled, that partner (or his personal representative) shall have the option, exercisable by notice given to the partners at any time within 270 days after his death or disability (except that if that partner dies or becomes disabled prior to August 31, 2000, the option may not be exercised until August 31, 2000 and then by notice by that partner or his personal representative given to the partners within 270 days after August 31, 2000) to sell, and require the General Partner and certain trusts controlled by that partner to sell, and the Partnership to purchase, up to 50% of the partnership interests owned by any of such partners and certain current andformer members of management of Rifkin & Associates, Inc. that requests to sell its interest, for a purchase price equal to the fair market value of those interests determined by appraisal in accordance with the Partnership Agreement. Accordingly, the current fair value of such partnership interests have been reclassified outside of partners' capital.

 Use of Estimates

 The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Reclassification of Financial Statement Presentation

 Certain reclassifications have been made to the previous years' financial statements to conform with the 1996 financial statement presentation.

4. Income Taxes

 Although neither the Partnership nor RAP L.P., are taxable entities, three corporations (the "subsidiaries") are included in the consolidated financial statements. The subsidiaries are required to pay taxes on their taxable income, if any.

4. Income Taxes (continued)

 The following represents a reconciliation of pre-tax losses as reported in accordance with generally acepted accounting principles and the losses attributable to the partners and included in their individual income tax returns:

                                   Company                    RAP L.P.
                              -----------------------  ------------------------
                               Year        4 Months    8 Months        Year
                                Ended         Ended       Ended         Ended
                              12/31/96     12/31/95     8/31/95      12/31/94
  Pre-tax loss as reported  $(25,277,061) $(4,648,089) $(7,565,768) $(10,411,462)
    (Increase)decrease due to:
      Separately taxed book
      results of corporate
      subsidiaries             9,716,000    3,163,000    2,915,600     2,944,600
      Effect of different
      depreciation and
      amortization methods
      for tax and book
      purposes                (3,833,000)   5,249,000     (75,400)    (1,625,000)
    Other                        (22,539)      86,489    (161,332)       348,962
    Tax income (loss)
      attributed to the
      partners              $(19,416,600) $ 3,850,400 $(4,886,900)   $(8,742,900)

    The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    As a result of the transfer of net assets on September 1, 1995 (Note 1), the book value of the net assets was increased to reflect their fair market value at that date. In connection with this revaluation, a deferred income tax liability in the amount of $22,801,000 was established to provide for future taxes payable on the revised valuation of the net assets. A deferred tax benefit of $3,654,000 and $1,674,000 was recognized for the year ended December 31, 1996 and the four months ended December 31, 1995, respectively, reducing the liability to $17,473,000.

Deferred tax assets (liabilities) were comprised of the following at December 31, 1996 and 1995:

                                                    Company

                                            12/31/96       12/31/95
    Deferred tax assets resulting
      from loss carryforwards         $    8,264,000 $    6,812,000

    Deferred tax liabilities resulting
     from depreciation and amortization   (25,737,000)   (27,939,000)

    Net deferred tax liability           $(17,473,000)  $(21,127,000)

    As of December 31, 1996 and 1995, the subsidiaries have net operating loss carryforwards ("NOLs") for income tax purposes of $21,815,000 and $18,099,000, respectively, substantially all of which are limited. The NOLs will expire at various times between the years 2000 and 2011. As a result, the Company had no current tax for 1995 and a current expense of $8,281 for 1996.
4.  Income Taxes--(continued)

    Under the Internal Revenue Code of 1986, as amended (the Code), the subsidiaries generally would be entitled to reduce their future federal income tax liabilities by carrying the unused NOLs forward for a period of 15 years to offset their future income taxes. The subsidiaries ability to utilize any NOLs in future years may be restricted, however, in the event the subsidiaries undergo an ownership change as defined in Section 382 of the Code. In the event of an ownership change, the amount of NOLs attributable to the period prior to the ownership change that may be used to offset taxable income in any year thereafter generally may not exceed the fair market value of the subsidiary immediately before the ownership change (subject to certain adjustments) multiplied by the applicable long-term, tax exempt rate announced by the Internal Revenue Service for the date of the ownership change. Two of the subsidiaries underwent an ownership change on September 1, 1995 pursuant to Section 382 of the Code. As such, the NOLs of the subsidiary are subject to limitation from that date forward. It is the opinion of management that the NOLs will be released from this limitation prior to their expiration dates and, as such, have not been limited in its calculation of deferred taxes.

    The provision for income tax expense (benefit) differs from the amount which would be computed by applying the statutory federal income tax rate of 35% to pre-tax income before extraordinary loss as a result of the following:

                                   Company                    RAP L.P.
                           Year ended 4 Months ended 8 Months ended  Year Ended
                            12/31/96     12/31/95       8/31/95        12/31/94

Tax (benefit) computed
 at statutory rate          $(8,846,971) $(1,626,831) $(2,648,019) $(3,644,012)
 Increase (reduction) due to:
 Tax benefit for non-corporate
     loss                     5,446,721      519,781    1,627,602    2,613,396
  Increase/(decrease) in
     valuation allowance due
     to NOL carryforwards                          -     (493,000)   1,712,000
Permanent differences between
   financial statement income and
   taxable income                48,270            -       80,300      853,234
  State income tax,
 net of federal benefit        (252,590)    (120,850)    (196,710)    (270,698)
  Other                         (41,149)    (446,100)      71,827      294,080

Income Tax Expense (Benefit)$(3,645,719) $(1,674,000) $(1,558,000)  $1,558,000

5.  Notes Payable

    Debt consisted of the following:

                                   December 31,   December 31,
                                       1996           1995


    Senior Subordinated Notes     $ 125,000,000   $           -
    Reducing Revolving Loan           5,500,000      94,500,000
    Term Loan                                 -      40,000,000
    Tranche A Term Loan              25,000,000               -
    Tranche B Term Loan              40,000,000               -
    Senior Subordinated Debt          3,000,000       3,000,000

                                  $ 198,500,000   $ 137,500,000


 5. Notes Payable (continued)

    The Notes and loans are secured by substantially all of the assets of the Company.

    Concurrent with the transfer of net assets described in Note 1, on September 1, 1995, the Company obtained a term loan and reducing revolving loan with a financial institution. The term loan was for $40,000,000 and required varying annual payments. The reducing revolving loan provided for borrowing up to $105,000,000 at the discretion of the Company with annual decreases. At December 31, 1995, the term loan bore an interest rate of 9.75% and the weighted average effective interest rate on the reducing revolving loan was 8.4%.

    On January 26, 1996, the Company and its wholly-owned subsidiary, RACC (the "Issuers"), co-issued $125,000,000 of 11 1/8% Senior Subordinated Notes (the "Notes") to institutional investors. These notes were subsequently exchanged on June 18, 1996 for publicly registered notes with identical terms. Interest on the Notes is payable semi-annually on January 15 and July 15 of each year. The Notes, which mature on January 15, 2006, can be redeemed in whole or in part, at the Issuers' option, at any time on or after January 15, 2001, at redeemable prices contained in the Notes plus accrued interest. In addition, at any time on or prior to January 15, 1999, the Issuers, at their option, may redeem up to 25% of the principle amount of the Notes issued to institutional investors of not less than $25,000,000. At December 31, 1996, all of the Notes were outstanding (see Note 11).

    On March 1, 1996, the credit agreement covering the term loan and reducing revolving loan was amended. Under the new agreement, $25,000,000 of the outstanding reducing revolving loan was converted to the Tranche A term loan which requires quarterly payments of $1,875,000 plus interest commencing on March 31, 2000. Any unpaid balance is due March 31, 2003.
    The interest rate on the Tranche A term loan is either the bank's prime rate plus .25% to 1.75% or LIBOR plus 1.5% to 2.75%. The specific rate is dependent upon the senior funded debt ratio which is recalculated quarterly. The weighted average effective interest rate at December 31, 1996 was 8.09%.

    The balance of the reducing revolving loan was amended to be a reducing revolving loan providing for borrowing up to $20,000,000 at the Company's discretion, subject to certain restrictions, and an additional $60,000,000 available to finance acquisitions subject to certain restrictions. At December 31, 1996, $5,500,000 had been drawn against the $20,000,000 commitment. The amount available for borrowing will decrease annually during its term with changes over the five years following December 31, 1996 as follows: 1997 and 1998 - $1,875,000 reduction per quarter, and 1999 through 2001 - $3,625,000 per quarter. Any unpaid balance is due on March 31, 2003. The revolving loan bears an interest rate of either the bank's prime rate plus .25% to 1.75% or LIBOR plus 1.5% to 2.75%. The specific rate is dependent upon the senior funded debt ratio which is recalculated quarterly. The weighted average effective interest rate at December 31, 1996 was 8.03%. The reducing revolving loan includes a commitment fee of 1/2% per annum on the unborrowed balance.

    The existing $40,000,000 term loan was converted to the $40,000,000 Tranche B term loan, which requires principal payments of $2,000,000 on March 31, 2002, $18,000,000 on March 31, 2003, and
$20,000,000 on March 31, 2004. The Tranche B term loan bears an interest rate of 9.75% and is payable quarterly.

    Certain mandatory prepayments may also be required, commencing in fiscal 1997, on the reducing revolving loan, the Tranche A term loan and the Tranche B term loan, based on the Company's cash flow calculations, proceeds from the sale of a cable system or equity contributions. Optional prepayments are allowed, subject to certain restrictions. The related loan agreement contains covenants limiting additional indebtedness, dispositions of assets, investments in securities, distribution to partners, management fees and capital expenditures. In addition, the Company must maintain certain financial levels and ratios. At December
31, 1996, the Company was in compliance with these covenants.

    The Company also has $3,000,000 of senior subordinated debt payable to a Rifkin Partner which was originally conveyed from RAP L.P. (the "Old Rifkin Note") concurrent with the September 1, 1995 asset transfer described in Note 1. On January 26, 1996, in connection with the issuance of the Notes, the Company amended and restated the Old Rifkin Note and issued a new senior subordinated debt note (the "New Rifkin Note"). The New Rifkin Note has a scheduled maturity, interest rate and interest payment schedule identical to that of the Notes.

    Based on the outstanding debt as of December 31, 1996, the minimum aggregate maturities for the five years following 1996 are none in 1997, 1998, and 1999, and $7,500,000 in 2000 and 2001.

6.  Related Party Transactions

    RAP L.P. was operated under a management agreement (the "old agreement") with Rifkin & Associates, Inc. (Rifkin). The management agreement which ended August 31, 1995, provided that Rifkin act as manager of RAP L.P.'s CATV systems, and be entitled to annual compensation of 5.0% of the revenues of RAP L.P. A new management agreement effective September 1, 1995, provides that Rifkin act as manager of the Company's CATV systems, and be entitled to an annual compensation of 3.5% of its revenue. Expenses incurred pursuant to the management agreement with Rifkin are disclosed on the Consolidated Statement of Operations.

    Accrued management fees at December 31, 1996 and 1995 include deferred management fees of $161,093 and $402,732, respectively, which are being paid out over twenty-four months through September 30, 1997.

    The Company paid approximately $2,200,000 in 1995 to certain limited partners or affiliates thereof for assistance in connection with the transfer of net assets described in Note 1.

    The Company paid approximately $550,000 to a law firm in connection with the public offering in 1996. A partner of this law firm is a relative of one of the Company's partners.

7.  Commitments and Rental Expense

    The Company leases and RAP L.P. leased certain real and personal property under noncancelable operating leases expiring through the year 2037. Future minimum lease payments under such noncancelable leases as of December 31, 1996 are: $343,231 in 1997; $296,223 in 1998; $266,696 in 1999; $217,361 in 2000; $194,981 in
2001; and $587,793 thereafter, totaling $1,906,285.

    Total rental expense and the amount included therein which pertains to cancelable pole rental agreements were as follows for the periods indicated:
                                             Total        Cancelable
                                              Rental       Pole Rental
      Period                                 Expense         Expense
      Company
      Year Ended December 31, 1996         $1,294,084        $874,778
      Four Months Ended December 31, 1995  $  261,491        $149,847

      RAP L.P.
      Eight Months Ended August 31, 1995   $  527,802        $292,293
      Year Ended December 31, 1994         $  797,799        $422,886

8.  Compensation Plans and Retirement Plans

    Equity Incentive Plan

    In 1996 the Company implemented an Equity Incentive Plan (the "Plan") in which certain Rifkin & Associates' executive officers and key employees,and certain key employees of the Company are eligible to participate. Plan participants in the aggregate, have the right to receive (i) cash payments of up to 2.0% of the aggregate value of all partnership interests of the Company (the "Maximum Incentive Percentage"), based upon the achievement of certain annual Operating Cash Flow (as defined in the Plan) targets for the Company for each of the calendar years 1996 through 2000, and (ii) an additional cash payment equal to up to 0.5% of the aggregate value of all partnership interests of the Company (the "Additional Incentive Percentage"), based upon the achievement of certain cumulative Operating Cash Flow targets for the Company for the five-year period ended December 31, 2000. Subject to the achievement of such annual targets and the satisfaction of certain other criteria based on the Company's operating performance, up to 20% of the Maximum Incentive Percentage will vest in each such year; provided, that in certain events vesting may accelerate. Payments under the Plan are subject to certain restrictive covenants contained in the Notes.

    No amounts are payable under the Plan except upon (i) the sale of substantially all of the assets or partnership interests of the Company or (ii) termination of a Plan participant's employment with Rifkin & Associates or the Company, as applicable, due to (a) the decision of the Advisory Committee to terminate such participant's employment due to disability, (b) the retirement of such participant with the Advisory Committee's approval or (c) the death of such Participant. The value of amounts payable pursuant to clause (i) above will be based upon the aggregate net proceeds received by the holders of all of the partnership interests in the Company, as determined by the Advisory Committee, and the amounts payable pursuant to clause (ii) above will be based upon the Enterprise Value determined at the time of such payment. For purposes of the Plan, Enterprise Value generally is defined as Operating Cash Flow for the immediately preceding calendar year times a specified multiple and adjusted based on the Company's working capital.

    The amount expensed for the year ended December 31, 1996 relating to this plan was $660,000.

    Retirement Benefits

    During 1996, a Company-sponsored 401(k) plan was implemented for employees that have been employed by the Company for at least one year. Employees of the Company can contribute up to 15% of their salary, on a before-tax basis, with a maximum 1996 contribution of $9,500 (as set by the Internal Revenue Service). The Company matches participant contributions up to a maximum of 50% of the first 3% of a participant's salary contributed.
All participant contributions and earnings are fully vested upon contribution and Company contributions and earnings vest 20% per year of employment with the Company, becoming fully vested after five years. The Company's matching contributions for the year ended December 31, 1996 were $42,636.

9.  Fair Value of Financial Instruments

    The Company has a number of financial instruments, none of which are held for trading purposes. The fair value of all financial instruments at December 31, 1996, approximates the aggregate carrying values as recorded in the accompanying balance sheet. Fair market estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

    The following method and assumptions were used by the Company to estimate the fair values of financial instruments as disclosed herein:

9.  Fair Value of Financial Instruments (continued)

    Cash, Subscriber Accounts Receivable, Other Receivables,
Accounts Payable and Accrued Liabilities and Subscriber Deposits and Prepayments: The carrying value amount approximates fair value because of the short period to maturity.

    Debt: The fair value of bank debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral reauirements. The fair value of public Senior Subordinated Notes is based on the market quoted trading value. The fair value of the Company's debt is estimated at $201,362,500 and is carried on the balance sheet at $198,500,000.

10. Cable Reregulation

    On September 14, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the Cable Act).
On April 1, 1993, the Federal Communications Commission (FCC) adopted, with effect from September 1, 1993, rules for implementing regulation of CATV subscriber rates. On March 30, 1994, the FCC released revised rate regulation rules relating to the implementation of the Cable Act (the Rules). The Rules included a number of significant changes to the Cable Act with the intent of achieving a further overall reduction in cable rates. Management, using its best interpretation of the Rules, developed cost-of-service showings for its systems, which support rates in excess of those in place.

    On June 5, 1995, the FCC released additional revisions to the Rules. The Rules were amended to redefine a small cable system and provide small operator rate relief. Accordingly, the FCC implemented a streamlined cost-of-service calculation form for use by small cable systems. All but one of the Company's cable systems meet the revised definition of a small cable system. The Company has performed the required calculations for the applicable systems and has filed the form where appropriate. All resulting calculations supported rates in excess of the current rates.

    On February 8, 1996, the 1996 Telecom Act was signed into law. The total effects of the new law are, at this time, still unknown. However, one provision of the law further redefines a small cable system, and exempts these systems from rate regulation on the upper tiers of cable service. Management anticipates that it will qualify as a small operator when the rulemaking is completed and final rules are issued.

11. Summarized Financial Information

    CEM, CEI, CEC, FNI and RTL (collectively, the "Guarantors") are all wholly-owned subsidiaries of the Company and, together with RACC, constitute all of the Partnership's direct and indirect subsidiaries. Each of the Guarantors provides a full, unconditional, joint and several guaranty of the obligations under the Notes discussed in Note 5. Separate financial statements of the Guarantors are not presented because management has determined that they would not be material to investors.

    The following tables present summarized financial information of the Guarantors on a combined basis as of December 31, 1996 and 1995 and for the year ended December 31, 1996, the four months ended December 31, 1995, the eight months ended August 31, 1995 and the year ended December 31, 1994. In conjunction with the reorganization discussed in Note 1, certain assets previously owned by the Guarantors were transferred to the Partnership. The following information has been retroactively adjusted to give effect to such transfers.

11. Summarized Financial Information (continued)

                                  Company
    Balance Sheet             12/31/96     12/31/95

    Cash                     $ 824,144     $  243,797
    Accounts and other
     receivables, net         1,796,495     1,131,030
    Prepaid expenses            971,279       602,038
    Property, plant
     and equipment net       60,563,044    57,796,186
    Franchise costs
     and other intangible
     assets, net             116,725,497  130,007,213
    Accounts payable
     and accrued
     liabilities              (9,643,646)  (4,707,285)
    Other liabilities           (962,492)  (1,159,285)
    Deferred taxes
     payable                 (17,473,000) (21,127,000)
    Notes payable           (147,147,500)(121,437,500)
    Equity                    (5,653,821) (41,349,194)

                                  Company                   RAP L.P.
  Statements of Operations     Year      4 Months     8 Months       Year
                               Ended        Ended        Ended       Ended

                              12/31/96     12/31/95     8/31/95      12/31/94
   Total revenue            $42,845,044  $12,956,900  $24,500,604  $32,993,677
   Total costs and expenses (43,578,178) (13,278,953) (19,576,065) (28,084,308)
  Interest expense          (16,238,221)  (3,804,440) (12,921,627) (14,532,058)
  Income tax(expense)benefit  3,645,719    1,674,000    1,558,000   (1,558,000)

  Net loss                 $(13,325,636) $(2,452,493) $(6,439,088)$(11,180,689)


    12.                     Quarterly Information (Unaudited)

    The following interim financial information of the Company and RAP L.P. presents the 1996 and 1995 consolidated results of operations on a quarterly basis (in thousands):



                              Quarters Ended 1996


                            March 31  June 30  Sept. 30   Dec. 31
    Revenue                  $15,483  $18,303   $18,646   $18,853
    Operating income (loss)      135   (1,343)     (958)   (1,504)
    Net loss                  (4,173)  (5,857)   (5,676)   (5,925)




                                 Quarters Ended 1995


                            March 31  June 30  Sept. 30    Dec. 31
    Revenue                  $11,820  $12,584   $12,753    $13,051
    Operating income (loss)    2,221    3,087     1,715       (366)
    Loss before
        extraordinary item    (2,545)  (2,472)   (2,081)    (1,884)
    Extraordinary item             -        -     1,699           -
    Net loss                  (2,545)  (2,472)   (3,780)    (1,884)

ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Accountants.

                            PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 MANAGEMENT

General Partner

The General Partner of the Partnership is Rifkin Acquisition Management, L.P., a Colorado limited partnership that is controlled by Monroe M. Rifkin. As General Partner, it has responsibility for the overall management of the business and operations of the Company. The Company has entered into a Management Agreement with Rifkin & Associates. See "Certain Relationships and Related Transactions."

Rifkin & Associates

The Company has entered into a Management Agreement with Rifkin & Associates with respect to the day-today management and operation of the Company's cable television systems. The principal offices of Rifkin & Associates are located at 360 South Monroe Street, Suite 600, Denver, Colorado, 80209, and the telephone number is
(303) 333-1215.

Advisory Committee

The Advisory Committee of the Partnership consults with and advises the General Partner with respect to the business and affairs of the Company and any subsidiary thereof. Without the prior approval of the Advisory Committee, the General Partner cannot amend the Company's budget in any material respect, materially increase capital expenditures in any fiscal year, amend or waive any provision of the Management Agreement, or adopt or amend the management incentive plan provided for by the Partnership Agreement. The Advisory Committee consists of one designee of the General Partner, three designees of VS&A, two designees of Greenwich Street Capital Partners, one designee of IEP Holdings I LLC and one designee of PaineWebber Capital, Inc. Members of the Advisory Committee are not compensated for their services, but are reimbursed for all reasonable out-of-pocket expenses incurred by them in performing services relating to the Company. The members of the Advisory Committee are Monroe M. Rifkin, Jeffrey T. Stevenson, S. Gerard Benford, John S. Suhler, Nicholas E. Somers, Alfred C. Eckert III, David H. Morse and Dhananjay Pai. The Advisory Committee has adopted a policy of having Mr. Rifkin abstain from any Advisory Committee votes that may present a conflict of interest between Mr. Rifkin and the Company. In addition, the Partnership Agreement requires that Mr. Rifkin first present to the Partnership any acquisition opportunities of cable television systems that are similar and reasonably contiguous to the Company's Systems.

RACC

RACC does not have any operations, and accordingly does not have any management personnel other than its corporate officers.

Director and Executive Officers of Rifkin & Associates; Director and Executive Officers of RACC:

Advisory Committee of the Partnership

Monroe M. Rifkin is the sole director of Rifkin & Associates and RACC. The executive officers of Rifkin & Associates and RACC and the members of the Advisory Comniittee are listed on the following page.

Rifkin & Associates
     Name          Age            Position
 ----------------- ---  -----------------------------------------
 Monroe M. Rifkin   66  Director, Chairman and Chief Exec Officer
 Jeffrey D. Bennis  38  President and Chief Operating Officer
 Kevin Allen        35  President, R & A Enterprises
 Stephen E. Hattrup 44  Sr Vice President-Operations
 Dale D. Wagner     47  Sr Vice President-Finance and Admin.
 Paul A. Bambei     42  Vice President-Operations
 Suzanne M. Cyman   37  Vice President-Marketing/Programniing
 Kathryn L. Hale    47  Vice President-Controller
 Catherine G. Hicks 40  Vice President, R & A Enterprises
 Bruce A. Rifkin    39  Vice Pres.-Opers and Advertising Sales
 Peter N. Smith     47  Vice President-Engineering
 Jeffrey P. Kramp   39  Managing Director, International Division

RACC
     Name          Age            Position
 ----------------- ---  -----------------------------------------
 Monroe M. Rifkin   66  Director, President and Treasurer
 Jeffrey D. Bennis  38  Vice President
 Stephen E. Hattrup 44  Vice President
 Dale D. Wagner     47  Vice Pres., Secretary, and Asst Treasurer

Advisory Committee
     Name               Age
 ---------------------  ---
 S. Gerard Benford       58
 Alfred C. Eckert III    49
 David H. Morse          35
 Dhananjay Pai           34
 Monroe M. Rifkin        66
 Nicholas E. Somers      34
 Jeffrey T. Stevenson    36
 John S. Suhler          51

Executive Officers

Monroe M. Rifkin is a cable television industry executive with over 30 years of industry experience. He founded Rifkin & Associates in 1982 and has served as its Chairman and Chief Executive Officer since that time. Prior to that, he founded American Television and Communications Corporation ("ATC") in 1968 and served as its Chief Executive Officer from 1968 to 1982 and as its Chairman from 1974 to 1982. Mr. Rifkin served as a board member of the National Cable Television Association from 1968 to 1984 and as its Chairman from 1983 to 1984. Mr. Rifkin has been Director, President and Treasurer of RACC since its formation on January 24, 1996.

Jeffrey D. Bennis has been President and Chief Operating Officer of Rifkin & Associates since April 1994. Prior thereto, Mr. Bennis served as Vice President-Marketing/Programming of Rifkin & Associates from July 1991 to March 1994. Mr. Bennis was elected to the boards of directors of The National Cable Television Association and C-Span in May 1995. Prior to joining Rifkin & Associates, Mr. Bennis was with Clairol Inc., a subsidiary of Bristol-Myers Squibb Company, from June 1980 to June 1991, where he most recently served as Director of Marketing for the Hair Care and Skin Care Divisions. Mr. Bennis is the son-in-law of Monroe M. Rifkin. Mr. Bennis has been Vice President of RACC since its formation on January 24, 1996.

Kevin Allen has been President of R & A Enterprises since August 1996. Prior thereto, Mr. Allen served as Vice President of BT Securities Corporation where he was responsible for developing and maintaining a range of corporate finance relationships with clients around the world.

Stephen E. Hattrup has been Senior Vice President-Operations of Rifkin & Associates since May 1994. He joined Rifkin & Associates in September 1988 as Vice President-Operations and served in that position until May 1994. Prior to joining Rifkin & Associates, Mr. Hattrup was employed by ATC from 1982 to 1988 in various positions, including Vice President and Treasurer. Mr. Hattrup has been Vice President of RACC since its formation on January 24, 1996.

Dale D. Wagner is Senior Vice President-Finance and Administration of Rifkin & Associates, a position he has held since May 1994. From January 1986 until May 1994, Mr. Wagner was Vice President-Finance of Rifkin & Associates. Prior to joining Rifkin & Associates, Mr. Wagner was employed by ATC from 1981 to 1986 in various positions including Vice President-Finance and Administration for ATC's National Division. Prior to joining ATC, Mr. Wagner was employed by Cable Com-General, Inc. in various capacities, including Vice President-Finance for that company's cable television division. Mr. Wagner has been Vice President, Secretary and Assistant Treasurer of RACC since its formation on January 24, 1996.

Paul A. Bambei has served as Vice President-Operations of Rifkin & Associates since January 1987. Mr. Bambei was Vice President-Marketing of Rifkin & Associates from March 1984 until December 1986. Prior to joining Rifkin & Associates, Mr. Bambei was employed by ATC from 1974 to 1984 in various capacities in marketing and operations.

Suzanne Cyman has been Vice President-Marketing/Programming of Rifkin & Associates since July 1994. Prior thereto, Ms. Cyman held positions as Vice President-Marketing at Vista Cablevision from May 1988 until September 1992 and Fanch Communications from September 1992 until December 1994.

Kathryn L. Hale is Vice President-Controller of Rifkin & Associates, a position she has held since July 1991. Prior thereto, Ms. Hale was the Controller of Rifkin & Associates from March 1986 to July 1991. Prior to joining Rifkin & Associates, Ms. Hale was employed by ATC in various financial management positions from 1981 to 1986.

Catherine G. Hicks has been Vice President-R & A Enterprises since August 1996. Prior thereto, Ms. Hicks served as Vice
President-Tax of Rifkin & Associates from July 1991 to July 1996.

Bruce A. Rifkin is Vice President-Operations and Advertising Sales, a position he has held since January 1994. Mr. Rifkin joined Rifkin & Associates in 1988 as Director-Advertising Sales. Prior to joining Rifkin & Associates, Mr. Rifkin was employed in commercial real estate management and development. Bruce A. Rifkin is a son of Monroe M. Rifkin.

Peter N. Smith has served as Vice President-Engineering of Rifkin
& Associates since March 1984.  Prior to joining the Company, Mr.
Smith was employed by ATC from 1973 to 1984 in various engineering capacities, including Vice President--Engineering of the National Division.

Jeffrey P. Kramp has served as Managing Director of Rifkin & Associates' International Division since May 1995 and as President and Chief Executive Officer of InterComm Holdings, L.L.C., a Rifkin & Associates international affiliate, since October 1995. Prior to joining Rifkin & Associates in May 1995, Mr. Kramp served as President of The Windom Group, Inc., a company he founded which offered investment banking and consulting services to the telecommunications industry. From 1989 to 1993, Mr. Kramp served as President and Chief Operating Officer of Vista Cablevision, Inc.

Advisory Committee

S. Gerard Benford has served as Executive Vice President of VS&A Communications Partners, L.P. since 1990. Since November 1994, Mr. Benford has also been Executive Vice President of VS&A Communications Partners II, L.P. and General Partner of VS&A Equities II, L.P. Mr. Benford has been Vice President of VS&A RAP, Inc. since August 1995.

Alfred C. Eckert III has served as President of Greenwich Street Capital Partners, Inc. since January 1994. Since 1991, Mr. Eckert has been a general partner of Greycliff Partners. From 1984 to 1991, Mr. Eckert was a general partner of Goldman, Sachs & Co.

David H. Morse has been employed by Equity Partners, L.P., I, the parent organization of IEP Holdings I LLC, or its predecessors and their affiliates since 1993 and currently serves as Partner responsible for originating, structuring and managing equity and debt investments. From August 1989 to February 1993, Mr. Morse worked in the Corporate Finance Group of General Electric Capital Corporation most recently as a Vice President. From 1984 through 1987, Mr. Morse worked at Chemical Bank in New York City most recently as Assistant Treasurer. Mr. Morse also serves as a director of Reid Plastics, Inc.

Dhananjay M. Pai is President of PaineWebber Capital Inc., which is a principal investment affiliate of PaineWebber Incorporated. Mr. Pai is also a First Vice President of PaineWebber Incorporated. Before joining PaineWebber in April 1990, Mr. Pai was a Vice President in the Mergers and Acquisitions Department at Drexel Burnham Lambert, Inc.

Nicholas E. Somers has served as a Managing Director of Greenwich Street Capital Partners, Inc. since December 1993. Mr. Somers worked at Smith Barney in the Investment Banking Division from June 1993 to December 1993. Prior to that, he spent five years at Morgan Stanley in the Mergers & Acquisitions and Corporate Finance Departments from June 1988 to June 1993.

Jeffrey T. Stevenson has been the President of VS&A
Communications Partners, L.P. since 1989. Since November 1994 he has served as President of VS&A Communications Partners II, L.P.
and General Partner of VS&A Equities II, L.P. Mr. Stevenson has been President of VS&A RAP, Inc. since August 1995.

John S. Suhler has been the President and Co-Chief Executive Officer of Veronis, Suhler & Associates Inc. since October 1981. He has served as a General Partner of VS&A Equities, L.P. since March 1987. VS&A Equities, L.P. is the general partner of VS&A Communications, L.P. Mr. Suhler is also a founding General Partner of VS&A Equities II, L.P., a position he has held since November 1994. VS&A Equities II, L.P. is the general partner of VS&A Communications Partners II, L.P.

ITEM 11 - EXECUTIVE COMPENSATION

General. No employee of the Partnership or any of the Guarantors is an executive officer of the Company. The executive officers of RACC, in their capacity as such, do not serve as executive officers of the Partnership or any of the Guarantors. Services of the executive officers and other employees of Rifkin & Associates are provided to the Company, and the Company pays Rifkin & Associates a fee pursuant to the Management Agreement for such services. The executive officers and other employees of Rifkin & Associates and/or RACC who provide services to the Company are compensated solely in their capacity as executive officers of Rifkin & Associates and therefore receive no compensation from the Company except as provided by the Equity Incentive Plan described below. Rifkin & Associates engages in certain management services for other affiliates of Monroe M. Rifkin. No portion of the management fee paid by the Company is allocated to specific employees for the services performed by Rifkin & Associates for the Company. The general partner of the Company receives no compensation for its services to the Company in such capacity. See "Certain Relationships and Related Transactions-- Management Agreement with Rifkin & Associates."

Equity Incentive Plan. In 1996, the Company implemented an Equity Incentive Plan (the "Plan") in which certain Rifkin & Associates' executive officers and key employees, and certain key employees of the Company, are eligible to participate. Plan participants in the aggregate, have the right to receive (i) cash payments of up to 2.0% of the aggregate value of all partnership interests of the Company (the "Maximum Incentive Percentage"), based upon the achievement of certain annual Operating Cash Flow (as defined in the Plan) targets for the Company for each of the calendar years 1996 through 2000, and (ii) an additional cash payment equal to up to 0.5% of the aggregate value of all partnership interests of the Company (the "Additional Incentive Percentage"), based upon the achievement of certain cumulative Operating Cash Flow targets for the Company for the five-year period ended December 31, 2000. Subject to the achievement of such annual targets and the satisfaction of certain other criteria based on the Company's operating performance, up to 20% of the Maximum Incentive Percentage will vest in each such year, provided, that in certain events vesting may accelerate.
Payments under the Plan are subject to certain restrictive covenants contained in the Notes.

No amounts are payable under the Plan except upon (i) the sale of substantially all of the assets or partnership interests of the Company or (ii) termination of a Plan participant's employment with Rifkin & Associates or the Company, as applicable, due to
(a) the decision of the Advisory Committee to terminate such participant's employment due to disability, (b) the retirement of such participant with the Advisory Committee's approval or (c) the death of such Participant. The value of amounts payable pursuant to clause (i) above will be based upon the aggregate net proceeds received by the holders of all of the partnership interests in the Company, as determined by the Advisory Committee, and the amounts payable pursuant to clause (ii) above will be based upon the Enterprise Value determined at the time of such payment. For purposes of the Plan, Enterprise Value generally is defined as Operating Cash Flow for the immediately preceding calendar year times a specified multiple and adjusted based on the Company's working capital.

The provision relating to the Plan for the year ended December
31, 1996 was $660,000.

Retirement Benefits. During 1996, a Company-sponsored 401(k) plan was implemented for its employees that have been employed by the Company for at least one year. Employees of the Company can contribute up to 15% of their salary, on a before-tax basis, with a maximum 1996 contribution of $9,500 (as set by the Internal Revenue Service). The Company matches participant contributions up to a maximum of 50% of the first 3% of a participant's salary
contributed.   All participant contributions and earnings are
fully vested upon contribution and Company contributions and earnings vest 20% per year of employment with the Company, becoming fully vested after five years. The Company's matching contributions for the year ended December 31, 1996 were $42,636.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The Partnership

The following table sets forth certain information, as of March 31, 1996, concerning the beneficial ownership of partnership interests in the Partnership owned by each person known by the Company to own beneficially more than five percent interests and by the executive officers of Rifkin & Associates as a group.

         Name and Address
         of Beneficial Owners                     Percentage

    VS&A Communications Partners II, L.P            28.7(1)
    350 Park Avenue
    New York, NY 10022

    Greenwich Street (RAP) Partners I, L.P          27.5
    388 Greenwich Street
    New York, NY 10003

    IEP Holdings I LLC                              22.0
    135 E. 57th Street
    New York, NY 10002

    PaineWebber Capital, Inc                        11.0
    1285 Avenue of the Americas
    New York, NY 10019

    Monroe M. Rifkin                                 8.0(2)
    360 S. Monroe Street
    Denver, CO 80209

    Other executive officers of Rifkin &
      Associates as a group (5 persons)              2.4

(1) Includes a 0.4% interest held by VS&A RAP, Inc., a wholly-owned subsidiary of VS&A Communications Partners II, L.P.

(2) Includes a 7.0% limited partnership interest held by Mr. Rifkin and the Rifkin Trusts. Mr. Rifkin is a cotrustee of such trusts and exercises shared voting power with respect to the interests held therein. Also includes a 1.0% general partnership interest held by the General Partner. The beneficial ownership of such interest is attributed to Mr. Rifkin by virtue of his ownership of 80% of the voting stock of the general partner of the General Partner.

RACC

All issued and outstanding shares of RACC's Common Stock, par value $1.00 per share, are directly owned by the Partnership.
Consequently, none of the executive officers of RACC own any equity interests therein.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement With Rifkin & Associates

Rifkin & Associates manages the Company's cable systems pursuant to the Management Agreement among the Company, Rifkin Tennessee Ltd., Cable Equities of Colorado, Ltd. (collectively, the "Owners") and Rifkin & Associates, as manager. Rifkin & Associates serves as the central manager for the Owners and provides, among other services, operational management direction; accounting; monthly revenue collection and bill payment; programming negotiation and related services; marketing and public relations assistance; engineering assistance; and strategic planning. Under the terms of the Management Agreement, the Company pays an annual management fee to Rifkin & Associates equal to 3.5% of the Company's gross revenues and reimburses certain costs. The Company has established a $1 million escrow account for the payment of any management fees to Rifkin & Associates in the event that payment of management fees would otherwise be prohibited by the Amended and Restated Credit Agreement or any other loan agreement of the Company or any subsidiary. The aggregate management fees paid by the Company to Rifkin & Associates for the years ended December 31, 1996, 1995 and 1994 were $2.5 million, $1.8 million, and $2.2 million, respectively. In addition, the Company accrued but did not pay $483,000 of management fees during 1994 and 1995 that were prohibited by certain provisions of the Company's prior credit facility. Pursuant to the Partnership Agreement, the Company is required to pay such accrued management fees to Rifkin & Associates in 24 equal monthly installments. These installments commenced on October 1, 1995. Neither Rifkin & Associates nor any of its affiliated entities may compete with the Company in offering cable television or competing services in any geographic area in which the Company holds a cable television franchise or operates a cable television system.

The Management Agreement will continue in effect with respect to each cable television system owned by the Company, including the Mid-Tennessee Systems and the RCT Systems, for the duration of the Company's cable television franchise for that system and any extension or renewal of such franchise, unless earlier terminated. The Management Agreement may be terminated by the Owners if the General Partner is removed pursuant to the Partnership Agreement as a result of Mr. Rifkin's death or disability or his failure to serve as Chief Executive Officer or exercise active control over day-to-day operations of the General Partner or the Company, provided, however, that the Management Agreement may not be terminated prior to September 1, 2000 if such removal is the result of Mr. Rifkin's death or disability. If the Management Agreement is ten-ninated other than as a result of the removal of the General Partner as described above (other than as a result of Mr. Rifkin's death or disability), or for cause (if Rifkin & Associates takes action which causes substantial detriment to the cable systems), then the Company is obligated to make a severance payment of $500,000 to Rifkin & Associates.

Services to be Rendered by VS&A

Pursuant to the Partnership Agreement and subject to the approval of the Advisory Committee, VS&A will provide management and media industry advisory services to the Company from time to time with respect to debt and equity funding and the evaluation of potential acquisitions. VS&A will be paid reasonable compensation not to exceed $50,000 in any year in consideration for such services and is reimbursed for all reasonable out-of-pocket expenses incurred by it in connection therewith. No amounts were paid pursuant to this provision during 1996.

Senior Subordinated Debt Held by Monroe M. Rifkin

Until January 1996, the Company had outstanding senior subordinated debt (the "Old Rifkin Note") of $3 million payable to Monroe M. Rifkin, Chairman and Chief Executive Officer of Rifkin & Associates. Aggregate interest payments made by the Company in respect of the Old Rifkin Note were $200,000 and $364,000 in 1994 and 1995, respectively. On January 26, 1996, in connection with the Notes offering, the Company amended and restated the Old Rifkin Note and issued a new Note to Mr. Rifkin (the "New Rifkin Note"). The New Rifkin Note bears a rate of interest and has a scheduled maturity identical to that of the Exchange Notes and ranks pari passu with the Notes.

The New Rifkin Note contains no covenants other than the obligation to pay principal and interest thereon. Aggregate interest payments made by the Company related to the New Rifkin
Note in 1996 were $176,000. Events of default under the New Rifkin Note are limited to the failure to pay principal and interest thereunder, and a right to accelerate the Rifkin Note upon an acceleration of the Notes. Any rescission of acceleration by the Trustee or the holders of the Notes operates to rescind acceleration of the New Rifkin Note provided that there is no then existing payment default under the Rifkin Note. In the event of any redemption, defeasance or other retirement for value of the Notes or any portion thereof prior to their scheduled maturity, Mr. Rifkin shall have the right to require the Company to redeem, defease or retire the New Rifkin Note to the same extent as the Notes, subject to the limitations in the Indenture regarding restricted payments. See "Description of Exchange Notes-Covenants."

Except for any redemption, repurchase or retirement of the New Rifkin Note by the Company as described above, Mr. Rifkin has agreed for as long as any Notes are outstanding not to sell, transfer, pledge, hypothecate, encumber, or otherwise dispose of the New Rifkin Note, provided that Mr. Rifkin may transfer the New Rifkin Note to any trust controlled by him or any corporation wholly and directly owned by him.

Acquisitions of Affiliated Cable Systems;  Fee Paid to Rifkin &
  Associates

On March 1, 1996, the Company acquired for approximately $61.9 million (including approximately $32,000 of assumed working capital) the Mid-Tennessee Systems, which were owned by Mid-Tennessee Cable Limited Partnership ("MTCLP"), an affiliate of the Company and Rifkin & Associates. Prior to that acquisition, the general partner of MTCLP owned 99.999% of the partnership interests in MTCLP. Monroe M. Rifkin controls the ultimate general partner of such general partner. Prior to the Mid-Tennessee Acquisition, based on the acquisition price therefor, Mr. Rifkin and entities controlled by Mr. Rifkin beneficially owned in the aggregate approximately 15.1% of the partnership interests in the Mid-Tennessee Systems. The Company paid to Rifkin & Associates a fee of approximately $619,000 in connection with the assignment of a right of first refusal to acquire the Mid-Tennessee Systems.

On April 1, 1996, the Company acquired for approximately $10.2 million (including approximately $377,000 of assumed liabilities) the RCT Systems which were owned by Rifkin Cablevision of Tennessee, Ltd., ("RCTL") an affiliate of the Company and Rifkin & Associates. Monroe M. Rifkin controls the ultimate general partner of RCTL. Prior to the RCT Acquisition, based upon the acquisition price therefor, Mr. Rifkin and entities controlled by Mr. Rifkin beneficially owned approximately 3.4% of the partnership interests in RCTL. The purchase price for the RCT Systems was reached through negotiations with an unaffiliated majority limited partner.

Certain Relationships with Legal Counsel

Baker & Hostetler, Denver, Colorado, has acted as legal counsel to the Company in connection with the offering of the Old Notes and has acted as legal counsel to the Company in connection with the Exchange Offer and may from time to time be engaged by the Company with respect to other matters. A partner of Baker & Hostetler is a son of Monroe M. Rifkin. The company paid approximately $550,000 to Baker & Hostetler in connection with the public offering of the Notes in 1996.


Certain Other Relationships

The Company, the Subsidiary Guarantors and the Initial Purchasers entered into a Purchase Agreement pursuant to which the Company sold to the Initial Purchasers all of the Old Notes (the "Purchase Agreement"). The net proceeds to the Company from the offering of the Old Notes were $121.5 million before deducting expenses of approximately $650,000. PaineWebber Incorporated, one of the Initial Purchasers, is an affiliate of PaineWebber Capital, Inc. which holds an 11.0% limited partnership interest in the Company.

                             PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a) Exhibits:

     The following exhibits are filed pursuant to Item 601 of Regulation S-K.

Exhibit
Number  Description
------  ----------------------------------------------
2.1  Asset Sale Agreement dated as of January 2, 1996, between
     Mid-Tennessee Cable Limited Partnership and Rifkin/MT
     Management, L.P. (1)

2.2 Assignment and Assumption Agreement dated January 2, 1996 between Rifkin Acquisition Partners, L.L.L.P. and Rifkin/MT
     Management,L.P. (1)

2.3  Amended and Restated Purchase and Sale Agreement dated March
     29, 1996 by and between Rifkin Cablevision of Tennessee,
     Ltd. and Rifkin Acquisition Partners, L.L.L.P. (1)

2.4 Purchase Agreement dated January 31, 1996 among BT Securities Corporation, Smith Barney Inc., First Union Capital Markets Corp., PaineWebber Incorporated, Rifkin Acquisition Partners, L.L.L.P., Rifkin Acquisition Capital Corp., Cable Equities of Colorado, Ltd., Rifkin/Tennessee, Ltd., Cable Equities of Colorado Management Corp., Cable Equities, Inc., and FNI Management Corp. (1)

3.1  Certificate of Limited Partnership and Registration
     Statement of Rifkin Acquisition Partners, L.L.L.P. (1)

3.2  Second Amended and Restated Limited Partnership Agreement of
Exhibit
Number  Description
------  --------------------------------------------------

     Rifkin Acquisition Partners, L.L.L.P. dated August 31, 1995 as amended. (1)

3.3  Amendment No. 1 to the Second Amended and Restated Limited
     Partnership Agreement of Rifkin Acquisition Partners,
     L.L.L.P. dated January 31, 1996.

3.4  Articles of Incorporation of Rifkin Acquisition Capital
     Corp. (1)

3.5  Bylaws of Rifkin Acquisition Capital Corp. (1)

3.6  Articles of Incorporation of RT Investments Corp. (1)

3.7  Bylaws of RT Investments Corp. (1)

3.8  Amended and Restated Agreement of Limited Partnership of
     Rifkin Acquisition Management, L.P. dated May 12 1989, as amended.(1)

3.9  Certificate of Limited Partnership of Rifkin Acquisition
     Management, L.P. (1)

4.1 Indenture dated January 15, 1996 among Rifkin Acquisition Partners, L.L.L.P., Rifkin Acquisition Capital Corp., as Issuers, Cable Equities of Colorado Mangement Corp., FNI Management Corp., Cable Equities of Colorado, Ltd., Cable Equities, Inc. and Rifkin/Tennessee, Ltd., as Subsidiary Guarantors, and Marine Midland Bank as Trustee related to the 11 1/8% Senior Subordinated Notes due 2006 (including form of certificate to be delivered in connection with transfers to the institutional accredited investors). (1)

4.2 Registration Rights Agreement dated as of January 31, 1996 among Rifkin Acquisition Partners, L.L.L.P., Rifkin Acquisition Capital Corp., Cable Equities of Colorado Management Corp., FNI Management Corp., Cable Equities of Colorado., Ltd., Cable Equities, Inc., Rifkin/Tennessee, Ltd., BT Securities Corporation, Smith Barney Inc., First Union Capital Markets Corp.and PaineWebber Incorporated. (1)

4.3  Pledge Agreement dated as of January 31, 1996 made by Rifkin
     Acquisition Partners, L.L.L.P. and Rifkin Acquisition
     Capital Corp. to Marine Midland Bank. (1)

4.4  Amended and restated Promissory Note dated January 31, 1996
Exhibit
Number   Description
------   -----------------------------------------------
     in the principal amount of $3,000,000 payable by Rifkin Acquisition Partners to Monroe M. Rifkin (pursuant to Item 601(b)(4))(iii)(A) of Regulation S-K, the Registrants are not filing Exhibit with this Registration Statement. The Registrants agree to furnish a copy of Exhibit 4.4 to the Securities and Exchange Commission upon request).

4.5 Amended and restated Credit Agreement dated as of March 1, 1996 among Rifkin Acquisition Partners, L.L.L.P., as Borrower, the several banks and other financial institutions from time to time parties thereto, First Union National Bank of North Carolina, as administrative agent and Bankers Trust Company, as syndication agent. (1)

4.6 11 1/8% Senior Subordinated Note due 2006 in the principal sum of $118,750,000 payable by Rifkin Acquisition Partners, L.L.L.P. and Rifkin Acquisition Capital Corp. to Cede & Co.
     or registered assigns. (1)

4.7 11 1/8% Senior Subordinated Note due 2006 in the principal sum of $4,250,000 payable by Rifkin Acquisition Partners, L.L.L.P. and Rifkin Acquisition Capital Corp. to Cede & Co.
     or registered assigns. (1)

4.8 11 1/8% Senior Subordinated Note due 2006 in the principal sum of $2,000,000 payable to Rifkin Children Trust III or registered assigns. (1)

10.1 Amended and Restated Management Agreement dated August 31, 1995 among Rifkin Acquisition Partners, L.P., Rifkin/Tennessee, Ltd., Cable Equities of Colorado, Ltd. and Rifkin & Associates, Inc., as amended by the Amendment of Management Agreement dated as of January 26, 1996 among Rifkin Acquisition Partners, L.L.L.P., Rifkin/Tennessee, Ltd., Cable Equities of Colorado, Ltd. and Rifkin & Associates, Inc. (1)

10.2 Franchise Agreement to Provide Cable and Noncable Services between County of Gwinnett, Georgia and Cable Equities of
     Colorado, Ltd. dated December 5, 1995. (1)

10.3 Franchise Agreement to Provide Cable and Noncable Services between City of Roswell, Georgia and Cable Equities of
     Colorado, Ltd. dated February 5, 1996. (1)

10.4 Ordinance of City of Columbia, Tennessee granting
     Rifkin/Tennessee, Ltd the right to erect, maintain and
Exhibit
Number   Description
------   -------------------------------------------------

     operate a cable television system in the City of Columbia, Tennessee passed and adopted January 3, 1991. (1)

10.5 Cable Television Franchise Ordinance between
     Rifkin/Tennessee, Ltd. and City of Cookeville, Tennessee,
     passed January 19, 1995.     (1)

10.6 Form of Exchange Agreement by and between Bankers Trust
     Company, Rifkin Acquisition Partners, L.L.L.P. and Rifkin
     Acquisition Capital Corp. (1)

10.7 Asset Purchase Agreement by and between American Cable
     Investors 5, Ltd. and Rifkin Acquisition Partners, L.L.L.P.
     dated as of November 29, 1996.

21.1 Subsidiaries of the Registrants. (1)
     -------------------------------------------------
 (1) Incorporated by reference from Registration Statement on Form S-1, as amended, Registration No. 333-3084.

(b)  Financial Statement Schedules:

      None.

(c)  Reports on Form 8-K

     No reports on Form 8-K were filed during the period covered by this report.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, as of March 31, 1997.

                         RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                         By:  Rifkin Acquisition Management, L.P.
                              a Colorado limited partnership, its
                              general partner

                            By:  RT Investments Corp., a Colorado
                                 corporation, its general partner

                            By:     /s/Monroe M. Rifkin
                                 Monroe M. Rifkin
                                 Its:  President/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Title                                 Date
--------------------------                     -----------------
By:     /s/Monroe M. Rifkin                     March 31, 1997
    Monroe M. Rifkin
    President, Treasurer & Director of RT
    Investments Corp. (Principal Executive
    Officer)

By:     /s/Dale D. Wagner                       March 31, 1997
    Dale D. Wagner
    Vice President & Assistant Treasurer of
    RT Investments Corp. (Principal Financial
    Officer)

By:     /s/Jeffrey D. Bennis                    March 31, 1997
    Jeffrey D. Bennis
    Vice President & Director of RT
    Investments Corp.

By:     /s/Kathryn L. Hale                      March 31, 1997
    Kathryn L. Hale
    (Principal Accounting Officer)

                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, as of March 31, 1997.


                              RIFKIN ACQUISITION CAPITAL CORP.


                                By:    /s/Monroe M. Rifkin
                                    Monroe M. Rifkin
                                    Its:  President/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Title                                Date
----------------------------                  -----------------

By:    /s/Monroe M.Rifkin                     March 31, 1997
     Monroe M. Rifkin
     Its:  President/Treasurer and Director
           (Principal Executive Officer)


By:    /s/Dale D. Wagner                      March 31, 1997
     Dale D. Wagner
     Its:  Vice President, Secretary &
     Assistant Treasurer (Principal
     Financial Officer)


By:    /s/Kathryn L. Hale                     March 31, 1997
     Kathryn L. Hale
     (Principal Accounting Officer)

EXHIBIT 3.3



                        AMENDMENT NO.  I

                              TO
      SECOND AMENDED AND RESTATED LIMITED PARTNERSHIP AGREEMENT
                              OF
            RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                   Dated as of January 31, 1996

On January 22, 1996 Rifkin Acquisition Management, L.P. (the "General Partner"), the general partner of Rifkin Acquisition Partners, L.L.L.P. (the "Partnership"), made a $15 million capital call pursuant to section 15.1(a) of the Second Amended and Restated Limited Partnership Agreement of the Partnership (the "Partnership Agreement") to finance, in part, the Partnership's acquisition of the cable systems of Mid-Tennessee Cable Limited Partnership. All of the partners of the Partnership, other than Charles R. Morris, III, met the capital call.

To cover the deficiency in the capital call, The 360 Group, Inc. contributed an additional amount in proportion to its interest in the Partnership and, after obtaining all approvals required under section 15.1(a) of the Partnership Agreement, the General Partner admitted Jeffrey D. Bennis, Stephen E. Hattrup and Dale D. Wagner as additional limited partners of the Partnership.

Accordingly, the General Partner and the undersigned limited partners of the Partnership hereby amend schedule I of the Partnership Agreement to adjust the Percentages of Charles R. Morris, III and The 360 Group, Inc. and to allocate Percentages to the additional limited partners so that their Percentages shall be as follows:

                            Percentages

   Charles R. Morris, III       1.728%
   The 360 Group, Inc.           .768%
   Jeffrey D. Bennis             .159%
   Stephen E. Hattrup            .076%
   Dale D. Wagner                .024%






Except as amended hereby, the Partnership Agreement, including the Percentages of the other partners set forth on schedule 1, shall remain in full force and effect.

          RIFKIN ACQUISITION MANAGEMENT, L.P.

          By:  RT Investments Corp.,
               its general partner



          By:__________________________________
               Monroe M. Rifkin, President

VS&A COMMUNICATIONS PARTNERS II, L.P.      GREENWICH STREET (RAP)
                                           PARTNERS I, L.P.
By:  VS&A EQUITIES II, L.P.
     its general partner                   By:  GREENWICH STREET
                                            (RAP) PARTNERS II, L.P.,
                                            its general partner
By:___________________________
                                           By:  GREENWICH STREET
                                            (RAP) CORPORATION,
                                            its general partner
IEP HOLDINGS I LLC

By:  ING EQUITY PARTNERS, L.P.I
By:____________________


By:  LEXINGTON PARTNERS, L.P.,
     its general partner
                                        PAINEWEBBER CAPITAL INC.
By:  LEXINGTON PARTNERS, INC.,
     its general partner
                                        By:_____________________














The undersigned agree to be bound by the Second Amended and Restated Limited Partnership Agreement of Rifkin Acquisition
Partners, L.L.L.P., as amended by Amendment No. 1 as of this date.



Dated as of January 1, 1997


                              LIMITED PARTNERS




                             ________________________
                              Jeffrey D. Bennis




                             _________________________
                              Stephen E. Hattrup




                             _________________________
                              Dale D. Wagner

By:___________________________

EXHIBIT 10.7:
                      SOUTHERN TENNESSEE




=================================================================






                     ASSET PURCHASE AGREEMENT

                          BY AND BETWEEN


                 AMERICAN CABLE TV INVESTORS 5, LTD.


                               AND


                RIFKIN ACQUISITION PARTNERS, L.L.L.P.


                            DATED AS OF


                              NOVEMBER 29, 1996

                       TABLE OF CONTENTS
                                                             Page
                                                             ----
ARTICLE I..................................................... 1

1.   Definitions.............................................. 1
     Accountants.............................................. 1
     Accounts Receivable...................................... 1
     Adjustment Time.......................................... 1
     Affiliate................................................ 1
     Alternative Transaction.................................. 1
     Assets................................................... 2
     Assumed Liabilitie....................................... 2
     Basic Services........................................... 2
     Basic Subscriber Rate.................................... 2
     Best of Seller's Knowledge............................... 2
     Business................................................. 2
     Business Day............................................. 2
     Buyer.................................................... 2
     Buyer Financial Statement................................ 2
     Buyer Interim Financial Statement........................ 2
     Cable Act................................................ 2
     Closing.................................................. 3
     Closing Date............................................. 3
     Code..................................................... 3
     Communications Act....................................... 3
     Consents................................................. 3
     Copyright Act............................................ 3
     Deposit.................................................. 3
     Employer................................................. 3
     Employer Plans........................................... 3
     Encumbrance.............................................. 3
     Environmental Law........................................ 3
     Equipment................................................ 3
     Equivalent Basic Subscribers............................. 4
     ERISA.................................................... 4
     Escrow Agent............................................. 4
     Escrow Agreement......................................... 4
     Exchange Act............................................. 4
     Excluded Assets.......................................... 4
     Excluded Liabilities..................................... 4
     Exhibits................................................. 4
     Extension................................................ 5
     FCC...................................................... 5
     Final Adjustments Report................................. 5
     Franchise Areas.......................................... 5
     Franchise Fee............................................ 5
     GAAP..................................................... 5
     General Partner.......................................... 5
     Governmental Authority................................... 5
     Governmental Permits..................................... 5
     Hazardous Substances..................................... 5
     Homes Passed............................................. 6
     HSR Act.................................................. 6
     Indemnity Escrow Agent................................... 6
     Indemnity Escrow Agreement............................... 6

     Intangibles.............................................. 6
     IRS...................................................... 6
     Legal Requirement........................................ 6
     Limited Partners......................................... 6
     Management Agreement..................................... 6
     Must Carry Election...................................... 6
     1996 Financial Statements................................ 7
     Partnership Agreement.................................... 7
     Pay TV................................................... 7
     Permitted Encumbrances................................... 7
     Person................................................... 7
     Preliminary Adjustments Report........................... 7
     Prime Rate............................................... 7
     Purchase Price........................................... 7
     Real Property............................................ 7
     Regulatory Requirement................................... 7
     Required Consents........................................ 7
     Retransmission Consent Agreements........................ 8
     Schedules................................................ 8
     SEC...................................................... 8
     Securities Act........................................... 8
     Seller................................................... 8
     Seller Contracts......................................... 8
     Seller's Escrow.......................................... 8
     Seller Financial Statements.............................. 8
     System................................................... 8
     Taking................................................... 8
     Tax Return............................................... 8
     Taxes.................................................... 8
     TCI...................................................... 8
     Telecom Act.............................................. 9
     Termination Date......................................... 9
     WARN Act................................................. 9
     ARTICLE II............................................... 9
2.   Purchase and Sale of Assets.............................. 9
     2.1   Purchase and Sale of Assets........................ 9
     2.2   Time and Place of Closing.......................... 9
ARTICLE III................................................... 10
     3.     Consideration..................................... 10
     3.1   Consideration for the Assets....................... 10
     3.2   Purchase Price Prorations.......................... 10
     3.3   Purchase Price Adjustments......................... 11
     3.4   Preliminary and Final Settlements.................. 12
     3.5   Disputed Liabilities............................... 14
     3.6   Allocation of Purchase Price....................... 14
ARTICLE IV.................................................... 14
     4.    Assumed Liabilities and Excluded Assets............ 14
     4.1   Assignment and Assumption.......................... 14
     4.2   Excluded Assets.................................... 15
ARTICLE V..................................................... 15
     5.    Representations and Warranties of Seller........... 15
     5.1   Organization and Qualification..................... 15
     5.2   Authority and Validity............................. 16
     5.3   Consents and Approvals; No Violation............... 16
     5.4   Complete Systems................................... 16
     5.5   Title.............................................. 17
     5.6   Real Property...................................... 17
     5.7   Environmental Matters.............................. 17
     5.8   Compliance with Law; Governmental Permits.......... 17
     5.9   Seller Contracts................................... 18
     5.10  Copyright Compliance............................... 18
     5.11  Financial Statements............................... 19
     5.12  Legal Proceedings.................................. 19
     5.13  Employment Matters................................. 19
     5.14  System Information................................. 21
     5.15  Finders and Brokers................................ 21
     5.16  Tax Matters........................................ 21
     5.17  Condition of Assets................................ 21
     5.18  Regulation of Rates................................ 21
     5.19  Insurance.......................................... 21
     5.20  No Other Commitment to Sell........................ 21
ARTICLE VI.................................................... 22
     6.    Buyer's Representations and Warranties............. 22
     6.1   Organization and Qualification..................... 22
     6.2   Authority and Validity............................. 22
     6.3   No Breach or Violation............................. 22
     6.4   Litigation......................................... 23
     6.5   Financial Statements............................... 23
     6.6   Adequate Financing................................. 23
     6.7   Finders and Brokers................................ 23
     6.8   Qualification of Buyer............................. 24
ARTICLE VII................................................... 24
     7.    Additional Covenants............................... 24
     7.1   Access to Premises and Records..................... 24
     7.2   Continuity and Maintenance of Operations;
                Financial Statements; Correspondence.......... 24
     7.3   Employee Matters................................... 26
     7.4   Franchise Extension................................ 26
     7.5   Environmental Report............................... 26
     7.6   Consents........................................... 27
     7.7   HSR Notification................................... 27
     7.8   Notification of Certain Matters.................... 28
     7.9   Risk of Loss; Condemnation......................... 28
     7.10  Adverse Changes.................................... 28
     7.11  Action By Limited Partners......................... 29
     7.12  No Solicitation.................................... 29
     7.13  Sales and Transfer Taxes and Fees.................. 30
     7.14  Commercially Reasonable Efforts.................... 30
     7.15  Title Insurance.................................... 30
     7.16  FCC Form 626....................................... 31
     7.17  Forms 394.......................................... 31
ARTICLE VIII.................................................. 31
     8.    Conditions Precedent to Obligations of Buyer....... 31
     8.1   HSR Act............................................ 31
     8.2   Governmental or Legal Action....................... 31
     8.3   Accuracy of Representations and Warranties......... 31
     8.4   Performance of Agreements.......................... 31
     8.5   No Material Adverse Change......................... 32
     8.6   Consents and Extensions............................ 32
     8.7   Transfer Documents................................. 32
     8.8   Opinions of Seller's Counsel....................... 32
     8.9   Opinion of Seller's FCC Counsel.................... 32
     8.10  Discharge of Liens................................. 32
     8.11  Noncompete Agreement............................... 32
     8.12  Additional Documents and Acts...................... 32
     8.13  Indemnity Escrow Agreement......................... 33
     8.14  1996 Financial Statements.......................... 33
     8.15  Certificates....................................... 33
ARTICLE IX.................................................... 33
     9.    Conditions Precedent to Obligations of
           Seller............................................. 33
     9.1   HSR Act............................................ 33
     9.2   Governmental or Legal Actions...................... 33
     9.3   Accuracy of Representations and Warranties......... 33
     9.4   Performance of Agreements.......................... 33
     9.5   Consents........................................... 34
     9.6   Opinions of Buyer's Counsel........................ 34
     9.7   Limited Partner Approval........................... 34
     9.8   Payment of Purchase Price.......................... 34
     9.9   Assumption of Liabilities.......................... 34
     9.10  Additional Documents and Acts...................... 34
     9.11  Certificate........................................ 34
     9.12  Fairness Opinion................................... 34
     9.13  Indemnity Escrow Agreement......................... 34
     9.14  Environmental Remediation.......................... 34
ARTICLE X..................................................... 35
     10.   Termination........................................ 35
     10.1  Events of Termination.............................. 35
     10.2  Manner of Exercise................................. 37
     10.3  Effect of Termination.............................. 37
     10.4  Liquidated Damages................................. 37
ARTICLE XI.................................................... 38
     11.   Nature and Survival of Representations, Warranties
             and Agreemets.................................... 38
     11.1  Nature of Representations, Warranties and
             Agreements....................................... 38
     11.2  Survival of Representations and Warranties......... 38
     11.3  Time Limitations................................... 38
     11.4  Limitations as to Amount........................... 38
ARTICLE XII................................................... 39
     12.  Indemnification..................................... 39
     12.1  Rights to Indemnification.......................... 39
     12.2  Procedure for Indemnification...................... 39
     12.3  Indemnity Escrow................................... 40
ARTICLE XIII.................................................. 40
     13.   Miscellaneous...................................... 40
     13.1  Parties Obligated and Benefitted................... 40
     13.2  Press Releases..................................... 41
     13.3  Notices............................................ 41
     13.4  Waiver............................................. 42
     13.5  Captions........................................... 42
     13.6  CHOICE OF LAW...................................... 42
     13.7  Nonrecourse........................................ 42
     13.8  Dispute Resolution................................. 42
     13.9  Power of Attorney.................................. 43
     13.10 Terms.............................................. 43
     13.11 Rights Cumulative.................................. 43
     13.12 Further Actions.................................... 43
     13.13 Time............................................... 43
     13.14 Expenses........................................... 43
     13.15 Specific Performance............................... 43
     13.16 Schedules.......................................... 44
     13.17 Counterparts....................................... 44
     13.18 Entire Agreement................................... 44
     13.19 Severability....................................... 44
EXHIBITS

     Exhibit A      Geographic Areas of Seller's Business
     Exhibit B      Escrow Agreement
     Exhibit C      Form of Engagement Letter
     Exhibit D      Form for Opinion of Seller's Counsel
     Exhibit E      Form for Opinion of Buyer's Counsel
     Exhibit F      Form of Indemnity Escrow Agreement
     Exhibit G      Form of Opinion of Seller s FCC Counsel
     Exhibit H      Form of Noncompetition Agreement

SCHEDULES

     Schedule 1.1        Subscriber Rates
     Schedule 1.2        Consents
     Schedule 1.3        Equipment
     Schedule 1.4        Franchise Areas
     Schedule 1.5        Governmental Permits
     Schedule 1.6        Permitted Encumbrances
     Schedule 1.7        Real Property
     Schedule 1.8        Seller Contracts
     Schedule 1.9        System
     Schedule 4.2        Excluded Assets
     Schedule 5.3(b)     Violations of Partnership Agreement and
                         Legal Requirements
     Schedule 5.4        Complete Systems
     Schedule 5.5        Encumbrances on Seller's Title
     Schedule 5.7        Environmental
     Schedule 5.8        Compliance with Law
     Schedule 5.12       Legal Proceedings
     Schedule 5.13(c)    Employment Matters
     Schedule 5.13(d)    Employees
     Schedule 5.13(e)    Employer Plans
     Schedule 5.14       System Information
     Schedule 5.16       Taxes
     Schedule 6.3(a)     Consents to be Obtained or Waived by Closing Date

                ASSET PURCHASE AGREEMENT


This Asset Purchase Agreement ("Agreement") is made as of the 29th day of November, 1996, by and between AMERICAN CABLE TV INVESTORS
5, LTD., a Colorado limited partnership ("Seller"), and RIFKIN ACQUISITION PARTNERS, L.L.L.P., a Colorado limited liability limited partnership ("Buyer").


R E C I T A L S:


A. Seller is engaged in the business of providing cable television service to subscribers in and around the geographic areas set forth on Exhibit A.

B. Buyer desires to purchase and Seller desires to sell the assets of Seller designated in this Agreement used or held for use in connection with that business, upon the terms and subject to the conditions set forth in this Agreement.

Accordingly, the parties agree as follows:


ARTICLE I

1.   Definitions.

"Accountants" shall have the meaning set forth in Section 3.4(d).

"Accounts Receivable" shall mean all accounts receivable of Seller representing amounts earned by Seller in connection with its operation of the Business through the Adjustment Time.

"Adjustment Time" shall have the meaning set forth in Section 3.2.

"Affiliate" shall mean, with respect to any Person, any other Person controlling, controlled by or under common control with such Person, with "control" for such purpose meaning the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities or voting interests, by contract or otherwise.

"Alternative Transaction" shall mean any transaction which could result in the transfer of control over, or ownership of, all or substantially all the Assets, including (a) any merger or consolidation of Seller in which another Person or group of Persons acquires 50% or more of the partnership interests in Seller or the equity interests of the surviving entity, as the case may be, (b) any tender offer or exchange offer for partnership interests in Seller which, if consummated, would result in a Person or group of Persons (other than the existing partners in such entities as of the date of this Agreement) owning 50% or more of the partnership interests in Seller or (c) any sale or other disposition of all or substantially all the Assets.

"Assets" shall mean all properties, privileges, rights, interests and claims, real and personal, tangible and intangible, of every type and description that are owned, leased, used or held for use in the Business in which Seller has any right, title or interest or in which Seller acquires any right, title or interest on or before the Closing Date, including Accounts Receivable, Governmental Permits, Intangibles, Seller Contracts, Equipment and Real Property but excluding any Excluded Assets and any Assets disposed of by Seller in the ordinary course of business prior to the Closing Date.

"Assumed Liabilities" shall have the meaning set forth in Section 4.1.

"Basic Services" shall mean the lowest tier of cable television programming sold to subscribers of the System for which a subscriber served by the System pays a fixed monthly fee to Seller, excluding Expanded Basic Services, Pay TV and any charges for additional outlets and installation fees and revenues derived from the rental of converters, remote control devices and other like charges for equipment.

"Basic Subscriber Rate" shall mean, for the System, the predominant monthly fees and charges derived from the provision of Basic
Services to single family households, as of June 30, 1996, as set forth on Schedule 1.1.

"Best of Seller's Knowledge" shall mean the actual knowledge of Marvin Jones, Ramona Whitman, Greg Butler, Deborah Amacher and
Marie Ferris.

"Business" shall mean the cable television business conducted by Seller on the date of this Agreement through the System in and around the Franchise Areas.

"Business Day" shall mean any day other than Saturday, Sunday or a day on which banking institutions in Denver, Colorado or New York, New York are required or authorized to be closed.

"Buyer" shall mean the Person identified as such in the preamble to this Agreement.

"Buyer Financial Statement" shall have the meaning set forth in
Section 6.5.

"Buyer Interim Financial Statement" shall have the meaning set forth in Section 6.5.

"Cable Act" shall have the meaning set forth in Section 5.8.

"Closing" shall mean the consummation of the transactions contemplated by this Agreement, as described in Article II.

"Closing Date" shall mean the date on which the Closing occurs.

"Code" shall mean the Internal Revenue Code of 1986, as amended.

"Communications Act" shall have the meaning set forth in Section 5.8(c).

"Consents" shall mean any registration with, consent or approval of, notice to, or action by any Person or Governmental Authority required to permit the transfer of the Assets to Buyer or permit
Seller to perform any of its other obligations under this Agreement, all of which are set forth on Schedule 1.2.

"Copyright Act" shall mean Title 17 of the United States Code, as amended, and all rules and regulations thereunder.

"Deposit" shall have the meaning set forth in Section 3.1.

"Employer" shall have the meaning set forth in Section 5.13(a).

"Employer Plans" shall have the meaning set forth in Section 5.13(e).

"Encumbrance" shall mean any mortgage, lien, security interest, security agreement, conditional sale or other title retention agreement, limitation, pledge, option, charge, assessment, restrictive agreement, restriction, encumbrance, adverse interest, restriction on transfer or any exception to or defect in title or other ownership interest (including reservations, rights of way, possibilities of reverter, encroach-ments, easements, rights of entry, restrictive covenants, leases and licenses).

"Environmental Law" shall mean any Legal Requirement relating to pollution or protection of public health, safety or welfare or the environment, including those relating to emissions, discharges, releases or threatened releases of Hazardous Substances into the environment (including ambient air, surface water, ground water or land), or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Hazardous Substances.

"Equipment" shall mean all electronic devices, trunk and distribution coaxial and optical fiber cable, amplifiers, power supplies, conduit, vaults and pedestals, grounding and pole hardware, subscriber's devices (including converters, encoders, transformers behind television sets and fittings), headend hardware (including origination, earth stations, transmission and distribution system), test equipment, vehicles and other tangible personal property owned, leased, used or held for use by Seller in connection with the Business, including the items described on
Schedule 1.3.

"Equivalent Basic Subscribers" shall mean, with respect to each Franchise Area, as of any date, the number of active customers for Basic Services either in a single household, a commercial establishment or a multi-unit dwelling (including a hotel unit); provided, however, that the number of customers in a commercial establishment or multi-unit dwelling that obtain service on a "bulk-rate" basis shall be determined for each Franchise Area by dividing the gross bulk-rate billings for Basic Services and Expanded Basic Services (but excluding billings from a la carte tiers or premium services, installation or other non-recurring charges, converter rental or any outlet or connection other than the first outlet or connection, pass-through charges for sales taxes, line-itemized franchise fees, fees charged by the FCC and the like) attributable to such commercial establishment or multi-unit dwelling during the most recent billing period ended prior to the date of calculation (but excluding billings in excess of a single month's charge) by the rate charged at the date of determination to individual households for the highest level of Basic Services and Expanded Basic Services offered in the Franchise Area, such rate not to be less than the rate for such Franchise Area set forth on Schedule 1.1 (excluding billings from a la carte tiers or premium services, installation or other non-recurring charges, converter rental, pass-through charges for sales taxes, line-itemized franchise fees, fees charged by the FCC and the like). For purposes of this definition, (i) an "active customer" shall mean, as of any date, any person, commercial establishment or multi-unit dwelling that is paying for and receiving Basic Services from the System in that Franchise Area who has an account that is not more than 60 days past due (except for past due amounts of $10.00 or less, provided such account is otherwise current) but excluding any person, commercial establishment or multi-unit dwelling that as of the date of calculation has not paid in full the charges for at least two months of the services ordered and
(ii) the number of days a customer account is past due shall be calculated from the first day of the period for which the applicable billing relates.

"ERISA" shall have the meaning set forth in Section 5.13(b).

"Escrow Agent" shall have the meaning set forth in Section 3.1.

"Escrow Agreement" shall have the meaning set forth in
Section 3.1.

"Exchange Act" shall mean the Securities and Exchange Act of 1934, as amended.

"Excluded Assets" shall have the meaning set forth in
Section 4.2.

"Excluded Liabilities" shall have the meaning set forth in Section 4.1(b).

"Exhibits" shall mean the exhibits prepared and delivered pursuant to this Agreement.

"Expanded Basic Services" shall mean any video programming provided over the System, regardless of service tier, other than Basic Services, any new product tier and video programming offered on a per channel or per program basis, for which a subscriber served by the System pays a fixed monthly fee to Seller, excluding Pay TV and any charges for additional outlets and installation fees and revenues derived from the rental of converters, remote control devices and other like charges for equipment.

"Extension" shall have the meaning set forth in Section 7.4.

"FCC" shall have the meaning set forth in Section 5.8(c).

"Final Adjustments Report" shall have the meaning set forth in Section 3.4(b).

"Franchise Areas" shall mean those areas in which Seller is authorized under one or more Governmental Permits issued by the applicable franchising authorities to provide cable television service to subscribers located in such areas through the ownership and operation of the System, as set forth on Schedule 1.4.

"Franchise Fee" shall mean the percentage of Seller s gross revenues to be paid to a Governmental Authority as specified in the applicable franchise agreement.

"GAAP" shall mean generally accepted accounting principles as in effect in the United States of America on the date of this Agreement.

"General Partner" shall mean IR-TCI Partners V, L.P., the general partner of Seller.

"Governmental Authority" shall mean any of the following:
(a) the United States of America; (b) any state, commonwealth, territory or possession of the United States of America and any political subdivision thereof (including counties, municipalities and the like); or (c) any agency, authority or instrumentality of any of the foregoing, including any court, tribunal, department, bureau, commission or board.

"Governmental Permits" shall mean all franchises, authorizations, permits, licenses, easements, registrations, leases, variances and similar rights obtained from any Governmental Authority which authorize or are required in connection with the operation of the Business, including those described on Schedule 1.5.

"Hazardous Substances" shall mean any pollutant,
contaminant, chemical, industrial, toxic, hazardous or noxious substance or waste which is regulated by any Governmental Authority, including (a) any petroleum or petroleum compounds (refined or crude), flammable substances, explosives, radioactive materials or any other materials or pollutants which pose a hazard or potential hazard to the Real Property or to Persons in or about the Real Property or cause the Real Property to be in violation of any laws, regulations or ordinances of federal, state or applicable local governments, (b) asbestos or any asbestos-containing material of any kind or character, (c) polychlorinated biphenyls ("PCBs"), as regulated by the Toxic Substances Control Act, 15 U.S.C. 2601 et seq., (d) any materials or substances designated as "hazardous substances" pursuant to the Clean Water Act, 33 U.S.C. 1251 et seq., (e) "economic poison," as defined in the Federal Insecticide, Fungicide and Rodenticide Act, 7 U.S.C. 135 et seq.,
(f) "chemical substance," "new chemical substance" or "hazardous chemical substance or mixture" pursuant to the Toxic Substances Control Act, referred to above, (g) "hazardous substances" pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. 9601 et seq. and (h) "hazardous waste" pursuant to the Resource Conservation and Recovery Act, 42 U.S.C.
 6901 et seq.

"Homes Passed" shall mean, with respect to the System and as of June 30, 1996, the total of (a) the number of single family residences capable of being serviced without further line construction, (b) the number of units in multi-family residential buildings capable of being serviced without further line construction and not then governed by bulk-service agreements and
(c) the number of bulk service agreements regardless of the number of units serviced or the equivalent billing units.

"HSR Act" shall have the meaning set forth in Section 7.6.

"Indemnity Escrow Agent" shall mean The Chase Manhattan Bank.

"Indemnity Escrow Agreement" shall mean the Indemnity
Escrow Agreement to be entered into at Closing among Buyer, Seller and the Indemnity Escrow Agent, in the form attached as Exhibit F.

"Intangibles" shall mean all general intangibles, including subscriber lists, claims (excluding any claims relating to Excluded Assets), patents, copyrights and goodwill, if any, owned, used or held for use by Seller in connection with the Business.

"IRS" shall mean the Internal Revenue Service.

"Legal Requirement" shall mean any statute, ordinance, code, law, rule, regulation, order or other requirement, standard or procedure enacted, adopted or applied by any Governmental
Authority, including judicial decisions applying common law or interpreting any other Legal Requirement.

"Limited Partners" shall mean the Persons who own or hold units of limited partnership interests in Seller.

"Management Agreement" shall mean the agreement related to the operation of the System and the other cable systems owned by Seller between Seller and TCI Cablevision Associates, Inc.
(formerly known as Daniels & Associates, Inc.).

"Must Carry Election" shall mean the exercise by WXMT of its must carry rights pursuant to Section 4 of the Cable Act.

"1996 Financial Statements" shall have the meaning set forth in Section 7.2.

"Partnership Agreement" shall mean the Amended and Restated Limited Partnership Agreement of Seller, dated as of
January 1, 1987, by and between IR-TCI Partners V, L.P. (formerly known as IR-Daniels Partners V, L.P.), as the general partner, and David B. Beyth, as the initial limited partner.

"Pay TV" shall mean premium programming services selected by and sold to subscribers of the System for monthly fees in addition to the fee for Basic Services.

"Permitted Encumbrances" shall mean the following:
(a) liens for taxes, assessments and governmental charges not yet due and payable; (b) zoning laws and ordinances and similar Legal Requirements; (c) rights reserved to any Governmental Authority to regulate the affected property; (d) as to leased Assets, interests of lessors and Encumbrances affecting the interests of the lessors;
(e) the Encumbrances described on Schedule 1.6; and (f) any liens, easements, rights-of-way, servitudes, permits, leases, restrictions and imperfections or irregularities in title that do not in any material respect, individually or in the aggregate, affect or impair the value or use of the affected Asset as it is currently being used by Seller.

"Person" shall mean any natural person, corporation, partnership, trust, unincorporated organization, association, limited liability company, Governmental Authority or other entity.

"Preliminary Adjustments Report" shall have the meaning set forth in Section 3.4(a).

"Prime Rate" shall mean the rate of interest quoted from time to time in The Wall Street Journal as the prime rate.

"Purchase Price" shall have the meaning set forth in Section 3.1.

"Real Property" shall mean all Assets consisting of interests in real property (including, to the extent applicable, improvements, fixtures and appurtenances), including the fee and leasehold interests described on Schedule 1.7.

"Regulatory Requirement" shall mean any filing required pursuant to the Securities Act, the Exchange Act, the HSR Act, state securities laws (including, but not limited to, state "blue sky" laws) and state corporate laws (including, but not limited to, takeover statutes).

"Required Consents" shall mean the Consents designated as such on Schedule 1.2 by an asterisk.

"Retransmission Consent Agreements" shall mean the retransmission consent agreements with respect to the carriage of broadcast television signals between TCI Cable Management and each of WSMV and WTVF.

"Schedules" shall mean the schedules prepared and delivered pursuant to this Agreement.

"SEC" shall mean the Securities and Exchange Commission.
"Securities Act" shall mean the Securities Act of 1933, as amended.

"Seller" shall mean the Person indicated as such in the preamble to this Agreement.

"Seller Contracts" shall mean all contracts, agreements and leases, other than those that are Governmental Permits, to which Seller is a party and pertain to the ownership, operation or maintenance of the Assets or the Business, including those described on Schedule 1.8.

"Seller's Escrow" shall have the meaning set forth in
Section 3.1.

"Seller Financial Statements" shall have the meaning set forth in Section 5.11.

"System" shall mean a cable television reception and distribution system operated in the conduct of the Business, consisting of one or more headends, subscriber drops and associated electronic and other equipment, and which is, or is capable of being without modification, operated as an independent system without interconnections to other systems as set forth on Schedule 1.9.

"Taking" shall have the meaning set forth in Section 7.7(b).

"Tax Return" shall mean any return, report, information return or other document (including any related or supporting information) filed or required to be filed with any taxing authority in connection with the determination, assessment, collection, administration or imposition of any Taxes.

"Taxes" shall mean all taxes, charges, fees, liens, imposts, duties or other assessments including, but not limited to, income, withholding, excise, employment, property, sales, franchise, use and gross receipt taxes, imposed by the United States or any state, county, local or foreign government or any subdivision thereof. Such term shall also include any interest, penalties or additions attributable to such assessments.

"TCI" shall mean TCI Communications, Inc., a Delaware corporation.

"Telecom Act" shall have the meaning set forth in Section 5.8(e).

"Termination Date" shall mean June 27, 1997; provided, however, Seller and Buyer shall each have the right, upon five days notice to the other, to extend the Termination Date to a date designated in such notice, which date shall in no event be later than August 26, 1997; provided further, Seller shall have the right, upon five days notice to Buyer, to further extend the Termination Date to a date designated in such notice, which date shall in no event be later than November 24, 1997.

"WARN Act" shall mean the Worker Adjustment and Retraining Notification Act.

                                ARTICLE II

1.  Purchase and Sale of Assets.

         1.1 Purchase and Sale of Assets. Subject to the satisfaction of the conditions to each party's obligations set forth in Articles VIII and IX (or, with respect to any condition not satisfied, the waiver thereof by the party or parties for whose benefit the condition exists), Seller shall sell, assign, transfer and deliver to Buyer all of Seller's right, title and interest in, and Buyer shall purchase, acquire, accept and pay for, the Assets free and clear of and expressly excluding all debts, liabilities, obligations, taxes, liens and encumbrances (other than Permitted Encumbrances) of any kind, character or description, whether accrued, absolute, contingent or otherwise (and whether or not reflected or reserved against in the balance sheets, books of account and records of the Seller), except as otherwise expressly provided in Section 4.1 hereof.

         1.2 Time and Place of Closing. Subject to the terms and conditions of this Agreement, the Closing shall take place at 10:00 a.m. New York City time on a date specified by notice (the "Closing Notice") from Seller to Buyer (but shall not in any event be prior to the satisfaction or waiver of the conditions to Closing as set forth in Articles VIII and IX), in New York, New York at the offices of Kaye, Scholer, Fierman, Hays & Handler, LLP, or at such other time or place as the parties may agree; provided, however, the date specified in the Closing Notice shall not be less than 10 nor more than 30 days after the date the Closing Notice is given; provided, further that if the Termination Date would otherwise occur within such 10-day period, the Termination Date shall be extended to the date which is 10 days after the date the Closing Notice is given (or the next Business Day if such date is not a Business Day).

                                ARTICLE III

2.  Consideration.

         2.1 Consideration for the Assets. The aggregate consideration for the Assets shall consist of (i) an amount equal to $19,750,000, subject to proration as set forth in Section 3.2 and adjustment as set forth in Section 3.3 (the "Purchase Price") and (ii) the assumption by Buyer of the Assumed Liabilities. The Purchase Price shall be payable as follows: (a) $493,750 (such amount, as increased by any earnings thereon and as reduced by any disbursements or losses on investments, the "Deposit"), payable concurrently with the execution and delivery of this Agreement in cash by means of wire or interbank transfer in immediately available funds to the trust account of Kaye, Scholer, Fierman, Hays & Handler, LLP (the "Escrow Agent"), to be held, administered and distributed for the respective benefits of the parties hereto in accordance with the terms of this Agreement and the Escrow Agreement among Seller, Buyer and the Escrow Agent dated the date of this Agreement (the "Escrow Agreement") in the form set forth as Exhibit B attached hereto and (b) $19,750,000 payable by Buyer to Seller, or Seller's designee, at Closing in cash by means of wire or interbank transfer in immediately available funds, reduced by the amount, if any, of the Deposit actually released to Seller, or Seller's designee. At Closing, Seller and Buyer shall direct the Escrow Agent to release the Deposit to Seller, or Seller's designee, in accordance with the terms of the Escrow Agreement. Simultaneously with the payment of the Purchase Price, Seller shall deposit $493,750 (such amount, as increased by any earnings thereon and as reduced by any disbursements or losses on investments, "Seller's Escrow") in cash by means of wire or interbank transfer of immediately available funds to the account of the Indemnity Escrow Agent, to be held, administered, and distributed in accordance with the terms of this Agreement and the Indemnity Escrow Agreement.

         2.2   Purchase Price Prorations.  (a)  All revenues
(other than Accounts Receivable being purchased by Buyer hereunder) and all expenses arising from the operations of the Business up until 12:01 a.m. on the Closing Date (the "Adjustment Time"), including, but not limited to, pole rental fees, rental or other charges payable in respect of the Seller Contracts, sales and use taxes payable with respect to cable television service and equipment, which shall not include sales or use taxes arising out of the consummation of the transaction contemplated hereunder, power and utility charges, real and personal property taxes and assessments levied against the Assets, applicable franchise, copyright or other fees, sales and service charges, wages, payroll taxes and payroll expenses (including accrued vacation pay except to the extent a Purchase Price adjustment in Buyer's favor is made under Section 3.3) of employees of Employer who primarily perform services in connection with the operation of the Business who are employed by Buyer as of the Closing, and other prepaid and deferred items shall be prorated between Buyer and Seller as of the Adjustment Time in accordance with GAAP and the principle that Seller shall receive all revenues (other than Accounts Receivable being purchased by Buyer hereunder) and shall be responsible for all expenses, costs and liabilities allocable to the period prior to the Adjustment Time and Buyer shall receive all revenues and shall be responsible for all expenses, costs and liabilities allocable to the period after the Adjustment Time.

               (b) The amount of each item of revenue prorated under subsection (a) above, to a party which has not received, and under the terms of this Agreement will not receive, such revenue shall be deemed a charge against the other party. The amount of any item of cost or expense prorated under subsection (a) above to a party which has not paid, and under the terms of this Agreement will not pay, such cost or expense shall be deemed a charge against such party. If the aggregate charges allocated to Seller as set forth in this Section 3.2(b) exceed the aggregate charges allocated to Buyer as set forth in this Section 3.2(b), the Purchase Price shall be decreased by an amount equal to the difference between the aggregate charges allocated to Seller and the aggregate charges allocated to Buyer. If the aggregate charges allocated to Buyer as set forth in this Section 3.2(b) exceed the aggregate charges allocated to Seller as set forth in this Section 3.2(b), the Purchase Price shall be increased by an amount equal to the difference between the aggregate charges allocated to Buyer and the aggregate charges allocated to Seller.

         2.3   Purchase Price Adjustments.  (a)  The Purchase
Price shall be increased by an amount equal to the aggregate of the following:

      (i) (a) 95% of the face amount of all Accounts Receivable which, as of the Adjustment Time, are outstanding for a period of not more than 30 days after their respective invoice dates and (b) 85% of the face amount of all Accounts Receivable which, as of the Adjustment Time, are outstanding for a period of more than 30 days but not more than 60 days after their respective invoice dates; and

     (ii) to the extent not included in the prorations to the Purchase Price as set forth in Section 3.2, the dollar amount of all advance payments to, or deposits with, third parties relating to the Business which, as of the Closing Date, are for the account of Seller or are security for Seller's performance of its obligations under any agreement relating to the Business or any Assets, including, but not limited to, deposits made with lessors and deposits for utilities.

               (b) The Purchase Price shall be decreased by an amount equal to the aggregate of the following:

               (i) the dollar amount of the remaining balance, as of the Closing Date, of all advance payments to, or monies of third parties on deposit with, Seller relating to the Business, including advance payments and deposits by customers served by the Business for converters, encoders, decoders, cable service and related sales;

               (ii) the dollar amount of accrued vacation pay of employees of Employer identified on Schedule 5.13(d) who are employed by Buyer as of the Closing;

               (iii) if, as of the Closing Date, the aggregate number of Equivalent Basic Subscribers served by the System is less than 11,500, an amount equal to (x) the difference between 11,500 and the aggregate number of Equivalent Basic Subscribers served by the System as of the Closing Date times (y) $1,717; and

               (iv)     100% of the dollar amount of any
deductibles paid, or to be paid, under insurance policies for which insurance proceeds are payable to Buyer pursuant to Section
7.9(a).

               (c) If the Purchase Price is decreased pursuant to
Section 3.3(b)(iii), Seller shall deliver to Buyer at Closing a list of each of the System s subscribers who, as of the Closing Date, have not qualified as an Equivalent Basic Subscriber because they have not paid in full at least two months of the services ordered. The Purchase Price shall be increased by an amount equal to (x) the number of subscribers on such list who, as of the date which corresponds to the Closing Date for the month following the month during which the Closing occurs, qualify as Equivalent Basic Subscribers, times (y) $1,717; provided, that, the amount by which the Purchase Price is increased pursuant to this Section 3.3(c) shall not exceed the amount by which the Purchase Price is decreased pursuant to Section 3.3(b)(iii). Any increase to the Purchase Price pursuant to this Section 3.3(c) shall be reflected as an adjustment to the Purchase Price on the Final Adjustments Report.

         2.4 Preliminary and Final Settlements. Preliminary and final adjustments to the Purchase Price will be determined as follows:

               (a) At least five Business Days prior to the Closing Date, Seller will deliver to Buyer a report (the "Preliminary Adjustments Report"), prepared in good faith and on a reasonable basis, setting forth in reasonable detail a pro forma determination as of the Closing Date of the prorations set forth in
Section 3.2 and the adjustments set forth in Section 3.3 (other than Section 3.3(c)). The Preliminary Adjustments Report shall be certified by an authorized officer of the general partner of the General Partner to have been prepared in good faith and on a reasonable basis.

               (b) Within 60 days after the Closing Date, Seller will deliver to Buyer a report (the "Final Adjustments Report"), prepared in good faith and on a reasonable basis, setting forth in reasonable detail the final determination of the prorations set forth in Section 3.2 and the adjustments set forth in Section 3.3 (including Section 3.3(c)). The Final Adjustments Report shall make such changes to the Preliminary Adjustments Report as are necessary to cover those prorations or adjustments which (i) were estimated or were not calculated as of the Closing Date in the Preliminary Adjustments Report and (ii) were adjusted in the Preliminary Adjustments Report and which require subsequent adjustment. The Final Adjustments Report shall be certified by an authorized officer of the general partner of the General Partner to be true, complete and correct as of the date it is delivered.

         Buyer shall provide Seller with reasonable access to all records which Buyer has in its possession and which are necessary for Seller to prepare the Final Adjustments Report.

               (c) Within 30 days after receipt of the Final Adjustments Report, Buyer shall review the Final Adjustments Report and notify Seller whether or not Buyer accepts all or any of the prorations and adjustments set forth on the Final Adjustments
Report. If Buyer accepts the Final Adjustments Report with respect to all prorations and adjustments contained therein, Buyer or Seller, as appropriate, shall, within five Business Days of such acceptance, make the following payments: (i) if the Purchase Price calculated based on the Final Adjustments Report is greater than the Purchase Price calculated based on the Preliminary Adjustments Report, Buyer shall pay such difference to Seller in cash by wire or interbank transfer in immediately available funds, or (ii) if the Purchase Price calculated based on the Final Adjustments Report is less than the Purchase Price calculated based on the Preliminary Adjustments Report, Seller shall pay such difference to Buyer in cash by wire or interbank transfer in immediately available funds, and such amounts to be paid by Seller shall not be subject to the limitations of Article XII or reduce the Seller's Escrow; provided that Buyer may, at its option, seek payment of such amounts from Seller's Escrow. In the event any payment required by this
Section 3.4(c) is not made when due, Seller or Buyer, as appropriate, shall make the payment required by this Section 3.4(c) with interest accruing from the date such payment was due at the Prime Rate plus 5%.

               (d)  If Buyer in good faith objects to any
prorations and/or adjustments set forth on the Final Adjustments Report, Buyer shall give notice thereof to Seller within 30 days after receipt of the Final Adjustments Report, specifying in reasonable detail the nature and extent of such disagreement and Buyer and Seller shall have a period of 30 days from Seller's receipt of such notice in which to resolve such disagreement. If such notice of objection is not received by Seller within 30 days after receipt of the Final Adjustments Report, it shall be deemed that Buyer has accepted the Final Adjustments Report with respect to all items set forth therein and within three Business Days after the expiration of such 30-day period Buyer or Seller, as appropriate, shall make the payments described in Section 3.4(c).
Any disputed amounts which cannot be agreed to by the parties within 30 days from Seller's receipt of Buyer's notice of objection to any of the adjustments set forth in the Final Adjustments Report shall be determined by a nationally recognized accounting firm selected by Seller and Buyer which has not regularly rendered accounting or auditing services to Seller or Buyer or any of their respective Affiliates within two years prior to the date of this Agreement (the "Accountants") in accordance with the engagement letter set forth on Exhibit C attached hereto with such changes as may be requested by the Accountants and approved by Seller and Buyer. The engagement of and the determination by the Accountants shall be binding on and shall be nonappealable by Seller and Buyer. In the event that (a) the Purchase Price calculated based on the determination by the Accountants is less than the Purchase Price calculated based on the Final Adjustments Report, the fees and expenses payable to the Accountants shall be paid by Seller or (b) the Purchase Price calculated based on the determination of the Accountants is greater than or equal to the Purchase Price calculated based on the Final Adjustments Report, the fees and expenses payable to the Accountants shall be paid by Buyer. Within five Business Days after the determination by the Accountants of all disputed prorations and/or adjustments, Buyer or Seller, as appropriate, shall make the payments described in Section 3.4(c) as if the determinations of the Accountants were included in the Final Adjustments Report. In the event any payment required by this
Section 3.4(d) is not made when due, Seller or Buyer, as appropriate, shall make the payment required by this Section 3.4(d) with interest accruing from the date such payment was due at the Prime Rate plus 5%.

         2.5 Disputed Liabilities. If a proration or adjustment to the Purchase Price is made in Buyer's favor for any liability assumed by Buyer but is in good faith being contested by Seller as of the Closing Date, and if Buyer is relieved of this liability, Buyer shall pay to Seller or its designee in cash (by means of wire or interbank transfer in immediately available funds) an amount equal to the unpaid portion of this liability within five Business Days after the date Buyer is relieved of this liability. In the event any payment required by this Section 3.5 is not made by Buyer when due, Buyer shall make the payment required by this Section 3.5 with interest accruing from the date such payment was due at the Prime Rate plus 5%.

         2.6 Allocation of Purchase Price. The Purchase Price shall be allocated among the classes of assets set forth in Section 1060 of the Code and the regulations thereunder in the manner agreed to by the parties prior to the Closing. After the Closing, Seller shall cooperate with Buyer in the preparation, execution and filing with the IRS of all information returns and supplements thereto required to be filed by the parties under Section 1060 of the Code relating to the allocation of such consideration, and Seller and Buyer agree to file Form 8594 (or any substitute therefor) when required by applicable law.


                                ARTICLE IV

3.  Assumed Liabilities and Excluded Assets.

         3.1   Assignment and Assumption.  (a)  Seller will
assign, and Buyer will assume and perform as they become due, for all periods on or after the Adjustment Time (and prior to the Adjustment Time with respect to liabilities and obligations for which a Purchase Price Adjustment is made in Buyer s favor under
Section 3.3), the following liabilities and obligations of Seller
(collectively, the "Assumed Liabilities"):   (A)  Seller's
obligations to subscribers of the Business for (i) refunds of subscriber deposits held by Seller as of the Closing Date in respect of which a Purchase Price adjustment is made in Buyer's favor under Section 3.3(b), (ii) refunds of subscriber advance payments held by Seller as of the Closing Date for services to be rendered by the System after the Closing Date, in respect of which a Purchase Price adjustment is made in Buyer's favor under
Section 3.3(b) and (iii) the delivery of cable television service to customers of the System after the Closing Date in a manner consistent with past practice; (B) obligations and liabilities in respect of which a Purchase Price adjustment in Buyer's favor is made under Section 3.3 including, but not limited to, accrued but unpaid real and personal property taxes related to the Assets which correspond to a period of time prior to the Adjustment Time, expenses accrued under Governmental Permits and Seller Contracts which correspond to a period of time prior to the Adjustment Time and certain accrued vacation pay; (C) obligations accruing and relating to periods on or after the Adjustment Time under Governmental Permits and Seller Contracts; (D) any taxes accrued on or after the Adjustment Time in connection with the ownership of the Assets and the ownership of the Assets and the operation of the Business; and (E) all other liabilities of Seller arising out of or relating to the conduct of the Business and incurred in the ordinary course of business.

               (b) Except for the Assumed Liabilities, Buyer will not assume or have any responsibility for any liabilities or obligations of Seller which arise out of, result from, or relate to, (i) the Excluded Assets or (ii) the conduct of the Business prior to the Adjustment Time (except to the extent a Purchase Price adjustment in Buyer's favor is made under Section 3.3(b)) (collectively, the "Excluded Liabilities"). Seller shall indemnify Buyer, in accordance with Article XII, against any claim that Buyer is liable for the Excluded Liabilities.

         3.2 Excluded Assets. Excluded from the assets which will be transferred from Seller to Buyer pursuant to this Agreement (collectively, the "Excluded Assets") are all Seller's right, title and interest in, to and under the following: (a) all programming agreements relating to the Business; (b) all insurance policies and rights and claims thereunder (except as otherwise provided in Section 7.7(a)); (c) all bonds, letters of credit, surety instruments and other similar items and any cash surrender value thereunder;
(d) all cash, cash equivalents and securities; (e) all trademarks, trade names, service marks, service names, logos and similar proprietary rights used in the Business; provided, that Buyer shall have the right to use such proprietary rights for the period commencing on the Closing Date and expiring 90 days after the Closing Date; (f) any contracts, licenses, authorizations, agreements or commitments which are not assumed by Buyer pursuant to this Agreement; (g) the Management Agreement; (h) any asset or properties owned by Seller that are not used in the Business;
(i) all subscriber deposits and advance payments held by Seller as of the Closing Date in connection with the operation of the Business for which a Purchase Price adjustment is made in Buyer's favor under Section 3.3(b); (j) all claims, rights and interests in and to any refund for federal, state or local franchise, income or other taxes or fees (including, but not limited to, copyright fees) of any nature relating to the operation of the Business prior to the Closing Date; (k) the account books of original entry, general ledgers and financial records used in connection with the Business, provided that for a period of three years after the Closing Date, Buyer shall have access to and the right to copy, at its expense, during usual business hours upon reasonable prior notice to Seller, portions of such books and records that are relevant to Buyer's ownership and operation of the System; (l) the retransmission consent agreements relating to the carriage of WKRN and WZTV; and
(m) those properties, rights and interests set forth on Schedule 4.2.

                                 ARTICLE V

4.  Representations and Warranties of Seller.

         Seller represents and warrants to Buyer as follows:

         4.1 Organization and Qualification. Seller is a limited partnership duly organized, validly existing and in good standing under the laws of the state of Colorado and has all requisite partnership power and authority to own, lease and use the Assets as they are currently owned, leased and used and to conduct the Business as it is currently conducted. Seller is duly qualified or licensed to do business and is in good standing under the laws of Tennessee.

         4.2 Authority and Validity. Seller has full partnership power and authority to execute and deliver this Agreement and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby by Seller have been duly and validly authorized by all necessary action on the part of Seller (other than, with respect to the sale of the Assets, the approval of such transaction contemplated by this Agreement by the Limited Partners). The General Partner has taken all necessary action so that it may recommend that the Limited Partners approve the transactions contemplated by this Agreement. This Agreement has been duly and validly executed and delivered by Seller and constitutes a valid and binding obligation of Seller enforceable in accordance with its terms. Except for the approval by the Limited Partners, no further partnership action on the part of Seller is required in connection with the consummation of the transactions contemplated by this Agreement.

         4.3 Consents and Approvals; No Violation. (a) Except for (i) the Consents, (ii) the consent of the Limited Partners with respect to the transactions contemplated by this Agreement and
(iii) the Regulatory Requirements, no consent, waiver, approval or authorization of, or filing, registration or qualification with, any Governmental Authority is required to be made or obtained by Seller in connection with the execution, delivery and performance of this Agreement by Seller.

               (b) Except as set forth on Schedule 5.3(b), the execution, delivery and performance of this Agreement by Seller do not and will not: (a) violate or conflict with any provision of the Partnership Agreement; (b) violate any Legal Requirement; or
(c) (i) violate, conflict with or constitute a breach of or default under (without regard to requirements of notice, passage of time or elections of any Person), (ii) permit or result in the termination, suspension or modification of, (iii) result in the acceleration of (or give any Person the right to accelerate) the performance of Seller under, or (iv) result in the creation or imposition of any Encumbrance under, any Seller Contract or any other instrument evidencing any of the Assets or any instrument or other agreement to which Seller is a party or by which Seller or any of its assets is bound or affected, except such violations, conflicts, breaches, defaults, terminations, suspensions, modifications, and accelerations which would not, individually or in the aggregate, have a material adverse effect on the System, the Business, or Seller's ability to perform its obligations under this Agreement or Buyer's ability to conduct the Business after the Closing in substantially the same manner in which it is currently conducted by Seller.

         4.4 Complete Systems. Except as set forth on Schedule 5.4, the Assets represent all assets, properties, franchises, licenses, permits, consents, certificates, authorities, operating rights, leases, contracts, (with the exception of programming contracts and retransmission consents which Buyer acknowledges may need to be replaced in order for Buyer to continue to operate the Business), agreements, commitments and arrangements reasonably necessary for the conduct of the Business in the ordinary course in the same manner as that in which such business is currently conducted by Seller.

         4.5 Title. Except as set forth on Schedule 5.5 and for the Permitted Encumbrances, Seller has, and on the Closing Date will have, good and marketable title to the Assets. The Assets on the Closing Date will be free and clear of all Encumbrances of any kind or nature, other than Permitted Encumbrances.

         4.6 Real Property. (a) All the Assets consisting of interests in Real Property that are material to the conduct of the Business are described on Schedule 1.7. Seller has valid leasehold interests in Real Property leased by Seller under written leases or subleases, correct and complete copies of which have been made available to Buyer.

               (b) All material easements, rights-of-way and other rights which are necessary in any material respect for Seller's current use of any Real Property are valid and in full force and effect, and, to the Best of Seller's Knowledge, Seller has not received any notice with respect to the termination or breach of any of those rights.

         4.7   Environmental Matters.  (a)  Except as set forth on
Schedule 5.7, to the Best of Seller's Knowledge, Seller's use of the Real Property complies in all material respects with all Environmental Laws. Seller has not received written notice or, to the Best of Seller's Knowledge, oral notice of any claim or investigation based on Environmental Laws which relates to any Real Property or any operations conducted by Seller on such Real Property.

               (b) Seller has provided, or prior to Closing will provide, Buyer with complete and correct copies of (i) all studies, reports, surveys or other materials in Seller's possession relating to the presence or alleged presence of Hazardous Substances at, on or affecting the Real Property, (ii) all notices or other materials in Seller's possession that were received from any Governmental Authority having the power to administer or enforce any Environmental Laws relating to current or past ownership, use or operation of the Real Property or activities at the Real Property and (iii) all materials in Seller's possession relating to any claim, allegation or action by any private third party under any Environmental Law.

         4.8 Compliance with Law; Governmental Permits. (a) Except as set forth on Schedule 5.8, the ownership, leasing and use of the Assets as they are currently owned, leased and used by Seller and the conduct of the Business as it is currently conducted by Seller, do not violate any Legal Requirement, which violation(s), individually or in the aggregate, reasonably could be expected to have a material adverse effect on the Business. Seller has not received any notice claiming a violation by Seller or the Business of any Legal Requirement applicable to Seller or the Business as it is currently conducted and, to the Best of Seller's Knowledge, no basis exists for any person to claim that such a violation exists.

               (b) Schedule 1.5 lists all Governmental Permits that are material to the conduct of the Business as it is currently conducted by Seller, together with the expiration date of each Governmental Permit and any Franchise Fee charged, as of June 30, 1996, by the applicable Governmental Authority. Complete and correct copies of all such Governmental Permits as currently in effect have been, or prior to the Closing will be, made available to Buyer. All such Governmental Permits are currently in full force and effect. There is no action, proceeding or investigation pending or, to the Best of Seller's Knowledge, threatened, relating to the termination, suspension or modification of any such Governmental Permit and Seller is in compliance in all material respects with the terms and conditions of all Governmental
Permits.

               (c) The operation of the System has been, and is, in compliance in all material respects with the Communications Act of 1934, as amended (as so amended, the "Communications Act"), and the rules and regulations of the Federal Communications Commission (the "FCC"), except that, as to any rate regulation thereunder the foregoing is limited to the Best of Seller's Knowledge. Seller has delivered, or prior to Closing will deliver, to Buyer complete and correct copies of all reports and filings for the past three years made or filed pursuant to the Communications Act or FCC rules and regulations with respect to the Business.

               (d)  To the Best of Seller's Knowledge, the
operation of the System has been, and is, in compliance in all material respects with the Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act"), and the rules and regulations of the FCC promulgated thereunder. All broadcast television signals carried by the System pursuant to the Retransmission Consent Agreements and Must Carry Election are being carried in compliance in all material respects with the Communications Act and the Cable Act. Copies of the Retransmission Consent Agreements and Must Carry Election have been provided to Buyer by Seller.

               (e) To the Best of Seller's Knowledge, the operation of the System has been, and is, in compliance in all material respects with the Telecommunications Act of 1996 (the "Telecom Act"), and the rules and regulations of the FCC promulgated thereunder.

         4.9 Seller Contracts. Schedule 1.8 lists all Seller Contracts that are material to the conduct of the Business as it is now conducted. Complete and correct copies of the Seller Contracts as currently in effect have been, or prior to the Closing will be, made available to Buyer. Neither Seller nor, to the Best of Seller's Knowledge, any other party to any Seller Contract is in any material respect in breach of the performance of its obligations under any Seller Contract.

         4.10 Copyright Compliance. Seller has deposited with the United States Copyright Office all statements of account and other documents and instruments, and paid all royalties, supplemental royalties, fees and other sums to the United States Copyright Office, required under the Copyright Act with respect to the Business and operations of the System as are required to obtain, hold and maintain the compulsory copyright license for cable television systems prescribed in Section 111 of the Copyright
Act. Seller and the System are in material compliance with the Copyright Act. Seller and the System are entitled to hold and do now hold the compulsory copyright license described in Section 111 of the Copyright Act, which compulsory copyright license is in full force and effect and has not been revoked, canceled, encumbered or materially adversely affected in any manner. Seller has made available to Buyer complete and correct copies of all reports and filings, and all reports and filings for the past three years, made or filed pursuant to the Copyright Act with respect to the Business. Seller has not received any notice to the effect that the conduct of the Business as currently conducted infringes on the rights of any Person in any copyright or other intellectual property right, except as to potential copyright liability arising from the performance, exhibition or carriage of any music on the System.

         4.11 Financial Statements. (a) Seller has delivered to Buyer correct and complete copies of certain financial information for the System for the years ended December 31, 1995 and December 31, 1994 and the six-month period ended June 30, 1996 (collectively, the "Seller Financial Statements"). Except for the absence of footnote disclosures, cash flow statements and statements of equity and except for estimated, annualized or projected financial information, the Seller Financial Statements fairly present, in all material respects, the results of operations of the System for the respective periods ended on such dates, all in conformity with GAAP consistently applied, and with respect to the Seller Financial Statements for the six-month period ended June 30, 1996, subject to normal year-end adjustments (none of which are expected to be material in amount).

               (b) Since the latest date of the Seller Financial Statements (i) the Business has been operated only in the ordinary course and (ii) there has been no material adverse change in, and no event has occurred which, so far as reasonably can be foreseen, is likely, individually or in the aggregate, to result in any material adverse change in the results of operations of the Business, other than any change arising out of matters of a general economic nature or matters (including, but not limited to, competition caused by or arising from direct broadcast satellite, the Multichannel Multipoint Distribution Service, legislation, rule making and regulation) affecting the cable television industry (national or regional) in general.

         4.12 Legal Proceedings. Except as set forth on Schedule 5.12, and except for any judgments, orders, actions, suits, proceedings or investigations as may affect the cable television industry (national or regional) generally, there is no judgment or order outstanding, or any action, suit, proceeding or investigation by or before any Governmental Authority or any arbitrator pending or, to the Best of Seller's Knowledge, threatened, involving or affecting any of the Assets or the Business which, if adversely determined, would have a material adverse effect on the Assets or the Business or would materially impair the ability of Seller to perform its obligations under this Agreement.

         4.13 Employment Matters. (a) Seller does not employ any individuals in connection with the operation of the Business and does not, and is not obligated to, maintain or contribute to any employee benefit plan, as defined in Section 3(3) of ERISA. All individuals managing the operations of the Business are employees of TCI or its Affiliates (other than Seller) (the "Employer"). The Employer is reimbursed for employee-related expenses relating to the operations of the Business by Seller under the Management Agreement or the Partnership Agreement.

               (b)  To the Best of Seller's Knowledge after
inquiry of Employer, Employer has complied in all material respects with all Legal Requirements relating to the employment of labor and those relating to wages, hours, collective bargaining, unemployment compensation, worker's compensation, equal employment opportunity, age and disability discrimination, immigration control and the payment and withholding of taxes with respect to employees of Employer who primarily perform services in connection with the operation of the Business.

               (c) Employer is not a party to any contract with any labor organization, and Employer has not recognized or agreed to recognize any union or other collective bargaining unit with respect to employees of Employer who primarily perform services in connection with the operation of the Business. Except as set forth on Schedule 5.13(c), no union or other collective bargaining unit has been certified as representing any of the employees engaged in the operation of the Business, and, to the Best of Seller's Knowledge, Employer has not received any request from any party for recognition as a representative of employees engaged in the operation of the Business for collective bargaining purposes. Neither Seller nor Employer is party to any agreement, oral or written, express or implied, that would require Buyer to employ any individual after the Closing Date.

               (d)  Schedule 5.13(d) sets forth a true and
complete list of all individuals employed by Employer who primarily perform services with respect to the operation of the Business together with the employees salaries or wages as of June 30, 1996. Except as provided on Schedule 5.13(d), neither Seller nor Employer is a party to any written employment contract, agreement, commitment or arrangement with any individual identified on
Schedule 5.13(d).

               (e) Except for those plans described on Schedule 5.13(e) and in the TCI Employee Handbook dated February, 1995
(the "Employer Plans"), which are sponsored by the Employer, or to which the Employer contributes or is obligated to contribute, the employees of Employer who primarily perform services with respect to the operation of the Business do not receive benefits under any bonus, deferred compensation, pension, profit-sharing, retirement, severance pay, insurance, stock purchase, stock option, or other fringe benefit plan, arrangement or practice, or any other employee benefit plan, as defined in Section 3(3) of ERISA.

               (f) Seller has not incurred or taken any action, and to the Best of Seller's Knowledge, no action or event has occurred, that could cause Seller to incur any material liability
(i) under Section 412 of the Code or Title IV of ERISA with respect to any Employer Plan that is a single-employer plan, within the meaning of Section 4001(a)(15) of ERISA, (ii) on account of a partial or complete withdrawal from any Employer Plan that is a multiemployer plan, within the meaning of Section 3(37) of ERISA, or on account of any unpaid contributions to any such multiemployer plan, or (iii) for any tax or penalty under Section 4975 of the Code or Section 502(i) of ERISA on account of any prohibited transaction, within the meaning of Section 4975 of the Code or
Section 406 of ERISA, with respect to any Employer Plan.

         4.14  System Information.  (i) The number of Equivalent
Basic Subscribers served by the System, the number of subscribers served by the System taking Expanded Basic Services, thebandwidth of the System and channel line up of the System and (ii) to the Best of Seller's Knowledge, the number of Homes Passed by the System and the approximate number of miles of plant included in the Assets, each as of June 30, 1996, are as set forth on
Schedule 5.14.  The Basic Subscriber Rate and rate for Expanded
Basic Services, each as of June 30, 1996, are as set forth on Schedule 1.1.

         4.15 Finders and Brokers. Except for its engagement of Daniels & Associates, L.P. to assist Seller in the solicitation of offers to purchase the Assets and except for a disposition fee payable by Seller to an Affiliate pursuant to its Partnership Agreement, Seller has not employed any financial advisor, broker or finder or incurred any liability for any financial advisory, brokerage, finder's or similar fee or commission in connection with the transactions contemplated by this Agreement.

         4.16  Tax Matters.  Except as set forth on Schedule 5.16,
(a) all Tax Returns required to be filed by Seller before the Closing with respect to the Business or the Assets have been or will be filed on or before the Closing and (b) all Taxes shown as due or payable before the Closing on such Tax Returns have been or will be paid when required by law.

         4.17 Condition of Assets. The tangible Assets, taken as a whole, are in generally good working condition and repair, normal wear and tear excepted, and are capable of being used to deliver CATV services to the present subscriber base in a manner consistent with past practices of Seller.

         4.18 Regulation of Rates. As of the date hereof, none of the political entities or authorities which have granted a Governmental Permit have been, or have applied to be, certified to regulate CATV rates charged by the Seller pursuant to the Cable Act and the rules and regulations of the FCC. Solely as of the date hereof, Seller has not received any notice of receipt by the FCC of any complaints on Form 329 of tier rates. Seller has not received any notice that it has any obligation or liability to refund any portion of the revenue received by Seller from the subscribers of the System as of the date hereof. There has been no correspondence sent by or delivered to Seller within the past year or, to the Best of Seller's Knowledge, within the past three years, in any way relating to the regulation of CATV rates (other than transmittal of rules themselves, regulations and rulemakings and general announcements that are not specifically related to the regulation of rates of the System), from the FCC or any other Governmental Authority.

         4.19 Insurance. Seller has maintained insurance policies in the ordinary course of business which when taken together provide insurance coverage for the Assets and the operations of the Business as is customary for similar businesses similarly situated.

         4.20 No Other Commitment to Sell. No material part of the System or the Assets is directly or indirectly subject in any manner to any written or oral commitment or any arrangement for the sale, transfer, assignment, or disposition thereof, in whole or in part, except pursuant to this Agreement.

                                ARTICLE VI

5.  Buyer's Representations and Warranties.

         Buyer represents and warrants to Seller as follows:

         5.1 Organization and Qualification. Buyer is a limited liability limited partnership duly organized, validly existing and in good standing under the laws of its state of formation and has all requisite partnership power and authority to carry on its business as currently conducted and to own, lease, use and operate its assets. Buyer is duly qualified or licensed to do business and is in good standing under the laws of each jurisdiction in which the character of the properties owned, leased or operated by it or the nature of the activities conducted by it makes such qualification necessary, except where the failure to be so qualified or licensed and in good standing would not have a material adverse effect on the validity, binding effect or enforceability of this Agreement or the ability of Buyer to perform its respective obligations under this Agreement.

         5.2 Authority and Validity. Buyer has all requisite partnership power and authority to execute, deliver and perform its obligations under this Agreement. The execution and delivery by Buyer of, the performance by Buyer of its obligations under, and the consummation by Buyer of the transactions contemplated by, this Agreement have been duly authorized by all requisite partnership action of Buyer and no other partnership proceedings on the part of Buyer are necessary to authorize the execution and delivery of this Agreement or the performance of Buyer's obligations hereunder.
This Agreement has been duly and validly executed and delivered by Buyer and constitutes a valid and binding agreement of Buyer enforceable in accordance with its terms.

         5.3 No Breach or Violation. (a) Except for (i) any consents that will be obtained by Buyer or waived on or prior to the Closing Date and are identified on Schedule 6.3(a),
(ii) filings and consents which, if not made or obtained, would not have a material adverse effect on Buyer's ability to perform its obligations under this Agreement and (iii) the Regulatory Requirements, no consent, waiver, approval or authorization of, or filing, registration or qualification with, any Governmental Authority is required to be made or obtained by Buyer in connection with the execution, delivery and performance of this Agreement by Buyer.

               (b) The execution, delivery and performance of this Agreement by Buyer do not and will not: (a) violate or conflict with any provision of Buyer's Certificate of Incorporation or By-Laws or partnership agreement, as the case may be, (b) violate any Legal Requirement; or (c) (i) violate, conflict with or constitute a breach of or default under (without regard to requirements of notice, passage of time or elections of any Person), (ii) permit or result in the termination, suspension or modification of, (iii) result in the acceleration of (or give any Person the right to accelerate) the performance of Buyer under, or
(iv) result in the creation or imposition of any Encumbrance under, any material contract, agreement, arrangement, commitment or plan to which Buyer is a party or by which Buyer or any of its assets is bound or affected, except such violations, conflicts, breaches, defaults, terminations, suspensions, modifications and accelerations as would not, individually or in the aggregate, have a material adverse effect on Buyer's ability to perform its obligations under this Agreement.

         5.4 Litigation. (a) There are no claims, actions, suits, proceedings or investigations pending or, to the best of Buyer's knowledge, threatened, in any court or before any governmental agency or instrumentality, or before any arbitrator, by or against or affecting or relating to Buyer or any of its Affiliates which, if adversely determined, would restrain or enjoin the consummation of the transactions contemplated by this Agreement or declare unlawful the transactions or events contemplated by this Agreement or cause any of such transactions to be rescinded.

               (b) There are no judgments, injunctions, orders or other judicial or administrative mandates outstanding against or affecting Buyer or any of its Affiliates which would materially hinder or delay the consummation of the transactions contemplated by this Agreement.

         5.5   Financial Statements.  Buyer has delivered to
Seller copies of its audited financial statements for its last fiscal year ("Buyer Financial Statement"). The Buyer Financial Statement and the notes thereto fairly present the assets, liabilities and financial condition of Buyer as of the date thereof and the results of operations and cash flows or changes in financial position, as applicable, of Buyer for the period ended on such date, all in conformity with GAAP consistently applied, except as may be noted therein. Buyer has delivered to Seller copies of its unaudited financial statements for its last fiscal quarter ("Buyer Interim Financial Statement"). Except as noted therein, the Buyer Interim Financial Statement was prepared on a basis consistent with the Buyer Financial Statement and fairly presents, in conformity with GAAP consistently applied, the financial position of Buyer as of such date and the results of operations and cash flows or changes in financial position, as applicable, for such period, subject to normal year-end adjustments (none of which are expected to be material in amount), other adjustments noted therein and the absence of footnotes.

         5.6 Adequate Financing. Buyer is able to obtain, through borrowings under existing lines of credit, all funds necessary to satisfy all its obligations under this Agreement and with respect to the transactions contemplated by this Agreement, including its obligations to purchase the Assets and to pay the Purchase Price to Seller.

         5.7 Finders and Brokers. Buyer has not employed any financial advisor, broker or finder or incurred any liability for any financial advisory, brokerage, finder's or similar fee or commission in connection with the transactions contemplated by this Agreement for which Seller will in any way have any liability.

         5.8 Qualification of Buyer. Buyer knows of no reason why it cannot obtain the licenses and permits necessary for it to own and operate the Business in the manner in which it is currently conducted by Seller.

                                ARTICLE VII

6.  Additional Covenants.

         6.1 Access to Premises and Records. Between the date of execution and delivery of this Agreement and the Closing Date, Seller will give Buyer and its representatives, during normal business hours and with reasonable prior notice, access to the books and records of the Business and to the Assets and will furnish to Buyer and its representatives such information regarding the Business and the Assets as Buyer may from time to time reasonably request.

         6.2 Continuity and Maintenance of Operations; Financial Statements; Correspondence Relating to CATV Rates. Except as to actions which Buyer has been advised and to which it has consented in writing and except as specifically permitted or required by this Agreement or required by any Legal Requirement, Seller shall:

               (a) Operate the Business in the ordinary course consistent with past practices and will use commercially reasonable efforts to cause Employer to keep available the services of the employees of the Employer who are primarily involved in the operation of the Business and to preserve any beneficial business relationships with customers, suppliers and others having business dealings with Seller relating to the Business;

               (b)  Maintain the Assets in operating condition;

               (c)  Maintain adequate inventories of spare
Equipment consistent with past practice;

               (d) Maintain insurance as in effect on the date of this Agreement;

               (e) Keep all of its business books, records and files in the ordinary course of business in accordance with past practices;

               (f) Continue to implement its procedures for connection of service and disconnection and discontinuance of service to subscribers whose accounts are delinquent in accordance with those in effect on the date of this Agreement;

               (g) Not sell, transfer or assign any Assets other than in the ordinary course of business;

               (h) Use commercially reasonable efforts not to permit any material amendment to, or cancellation of, any of the Governmental Permits or Seller Contracts;

               (i) Not enter into any contract or commitment for the acquisition of goods or services relating to the System or the Business involving an expenditure in excess of $50,000 other than in the ordinary course of business;

               (j) Not take or omit to take any action that would cause Seller to be in breach of any of its representations or warranties in this Agreement in any material respect, provided, however, that the foregoing shall not preclude Seller from engaging a financial advisor to render an opinion as to the fairness, from a financial point of view, of the transactions contemplated by this Agreement; or

               (k) Not extend either of two leases for the Real Property located at 209 Thompson Street, Shelbyville, Tennessee or 2161 Hillsboro Boulevard, Manchester, Tennessee for a period beyond one year from its current date of expiration or extension, as applicable, without Buyer s written consent, which consent may not be unreasonably withheld; provided, that Buyer shall be deemed to have consented thereto if Buyer has not given Seller written notice of its refusal to give consent, setting forth the reason for such refusal, within three Business Days of Buyer s receipt of Seller's written request for consent; provided, further, that Buyer's refusal to give consent to an increase in rental rate to reflect current market conditions at the time of extension of such lease shall be deemed to be unreasonable.

         Seller shall deliver to Buyer, promptly after such statements and reports become available to Seller, correct and complete copies of the unaudited income statement and operating reports for the Business for the year ended December 31, 1996 (the 1996 Financial Statements ) and unaudited monthly income statements and operating reports (the  Monthly Financial
Statements ) and unaudited quarterly income statements and operating reports (the Quarterly Financial Statements ) for the Business that are prepared by or for Seller at any time between the
date of this Agreement and the Closing.   Except for the absence of
footnote disclosures, cash flow statements and statements of equity and except for estimated, annualized or projected financial information, the 1996 Financial Statements and Quarterly Financial Statements shall fairly present, in all material respects, the results of operations of the System for the respective periods ended on such dates, all in conformity with GAAP consistently applied, and with respect to the Quarterly Financial Statements, subject to normal year-end adjustments (none of which are expected to be material in amount); provided, that, Seller shall not be required to make and shall not be deemed to make any representation or warranty concerning the accuracy of the contents of the Quarterly Financial Statements for the nine months ended September 30, 1996 or the Monthly Financial Statements.

         Seller shall deliver to Buyer any correspondence received by Seller between the date of this Agreement and the Closing Date, in any way relating to the regulation of CATV rates (other than transmittal of rules themselves, regulations and rulemakings and general announcements that are not specifically related to the regulation of rates of the System), from the FCC or any other Governmental Authority.

         6.3 Employee Matters. (a) Buyer may offer employment to the employees of Employer listed on Schedule 5.13(d) who primarily perform services with respect to the operation of the Business as of the Closing Date. Not later than February 27, 1997, Buyer shall deliver to Seller a notice containing the names of employees of the Business whom Buyer intends to hire on the Closing Date; provided, that if the Termination Date is extended by Seller or Buyer, Buyer may deliver to Seller a notice no later than 60 Business Days prior to the extended Termination Date updating the lists of employees which Buyer intends to hire on the Closing Date. Seller shall undertake to provide to all affected employees and any other necessary persons any notice that may be required under the WARN Act. Except as provided herein, Employer shall retain all liabilities arising prior to the Adjustment Time relating to the employees of Employer, including severance.

               (b) Nothing in this Section 7.3 or elsewhere in this Agreement is intended to confer upon any employee of Employer or his or her legal representative or heirs any rights as a third party beneficiary or otherwise or any remedies of any nature or kind whatsoever under or by reason of this Agreement, or the transactions contemplated hereby, including, but not limited to, any rights of employment or continued employment. All rights and obligations created by this Agreement are solely between the parties hereto.

         6.4 Franchise Extension. Seller covenants and agrees that, as soon as practicable following the execution of this Agreement, it will apply to the applicable Governmental Authority for an extension (the "Extension") of the franchise described on
Schedule 1.5 with an expiration date prior to June 30, 2000.
Seller shall use commercially reasonable efforts to obtain the Extension for such franchise to an expiration date of March 10, 2005, but in no event shall the Extension have an expiration date earlier than June 30, 2000. The Extension may include modifications customarily imposed by Governmental Authorities issuing cable television franchises as a condition to obtaining the Extension but in any event such modifications shall not impose any conditions or obligations which are materially more burdensome than contained in the current franchise.

         6.5 Environmental Report. Buyer may cause to be prepared and delivered at its expense, within 30 days after the date of this Agreement, a Phase I environmental report and, within 60 days after the date of this Agreement, a Phase II environmental report for the Real Property described on Schedule 1.7. Seller shall cooperate with Buyer and permit access to such Real Property during normal business hours in order for Buyer or its representatives to inspect such property and the related environmental records in the possession of Seller, as necessary for the preparation of the Phase I environmental report or Phase II environmental report. Buyer shall deliver to Seller a copy of each environmental report within three Business Days of receipt of such report by Buyer. Subject to Section 10.1(b)(vi), if such environmental reports disclose one or more adverse environmental conditions, Seller shall assume full responsibility for remediation of each such environmental condition and shall bear all expenses incurred in connection therewith; provided, that Seller concludes, in its reasonable judgment, that the cost of all such remediation shall not exceed $200,000 in which case Seller shall have the sole right to direct such remediation; provided, further, that if Buyer agrees to bear any costs of remediation in excess of $200,000, Buyer shall assume responsibility for overseeing the remediation of each such environmental condition in consultation with Seller.

         6.6 Consents. Seller will use commercially reasonable efforts to obtain, as soon as practicable and at its expense, (i) all the Required Consents, in form and substance reasonably satisfactory to Buyer; provided, that "commercially reasonable efforts" for purposes of this Section 7.6 and for purposes of
Section 7.4 shall not require Seller to undertake extraordinary or unreasonable measures to obtain such approvals and consents, including, but not limited to, the initiation or prosecution of legal proceedings or the payment of fees in excess of normal and usual filing and processing fees (other than any costs that may be incurred to remedy any noncompliance with the terms of any Governmental Permit). Buyer will use commercially reasonable efforts to assist Seller in its efforts to obtain all the Required Consents and the Extensions, and in connection therewith will consent to such modifications to any Governmental Permit that a Governmental Authority may request as a condition to (i) the transfer of such permit to Buyer and/or (ii) obtaining extension of the term of such Governmental Permit, provided, however, that Buyer will not be required to agree to any modifications to a Governmental Permit unless they are customarily imposed by Governmental Authorities issuing cable television franchises as a condition to obtaining the consent to the transfer of such franchises and do not impose upon Buyer any conditions or obligations which are materially more burdensome than are contained in any such Governmental Permit. If Buyer gives Seller notice that Buyer desires to grant a security interest in Buyer's rights under any agreement or instrument that is the subject of a Required Consent, Seller will use commercially reasonable efforts to obtain, and Buyer will use commercially reasonable efforts to assist Seller in its effort to obtain, the consent required to grant a security interest, provided, that Buyer shall be responsible for the payment of any fees in connection therewith, and provided further that no such consent shall be a condition to the obligations of Buyer under this Agreement.

         6.7 HSR Notification. As soon as practicable after the execution of this Agreement and if required by applicable Legal Requirements, Seller and Buyer will each complete and file, or cause to be completed and filed, any notification and report required to be filed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). Each of the parties will take any additional action that may be necessary, proper or advisable, will cooperate to prevent inconsistencies between their respective filings and will furnish to each other such necessary information and reasonable assistance as the other may reasonably request in connection with its preparation of necessary filings or submissions under the HSR Act. Buyer and Seller shall use commercially reasonable efforts (including the filing of a request for early termination) to obtain the early termination of the waiting period under the HSR Act. Buyer and Seller shall each bear one-half of any required filing fee under the HSR Act.

         6.8 Notification of Certain Matters. Each party will promptly notify the other of any fact, event, circumstance or action the existence or occurrence of which would cause any of such party's representations or warranties under this Agreement not to be true in any material respect.

         6.9 Risk of Loss; Condemnation. (a) Seller will bear the risk of any loss or damage to the Assets resulting from fire, theft or other casualty (except reasonable wear and tear) at all times prior to the Closing. If any such loss or damage is so substantial as to prevent normal operation of any material portion of the System, Seller shall promptly notify Buyer of that fact and Buyer, at any time within 10 days after receipt of such notice, may elect by written notice to Seller either (i) to waive such defect and proceed toward consummation of the acquisition of the Assets in accordance with this Agreement or (ii) to terminate this Agreement pursuant to Section 10.1(c)(v). If Buyer elects to consummate the acquisition of the Assets notwithstanding such loss or damage and does so, there will be no adjustment in the Purchase Price on account of such loss or damage (other than a Purchase Price adjustment under Section 3.3(b)(iv)) but all insurance proceeds payable as a result of the occurrence of the event resulting in such loss or damage (to the extent not previously applied by Seller with respect to such loss or damage) will be delivered by Seller to Buyer or the rights to such proceeds will be assigned by Seller to Buyer if not yet paid over to Seller. In the event that any Assets are damaged or destroyed prior to the Closing Date but such loss or damage is not so substantial as to prevent normal operation of any material portion of the System, Seller shall use commercially reasonable efforts to repair or replace, prior to the Closing Date, any such Assets with items of like value and quality.

               (b) If, prior to the Closing, any part of a material Asset or an interest in a material Asset is taken or condemned as a result of the exercise of the power of eminent domain, or if a Governmental Authority having such power informs Seller or Buyer that it intends to condemn all or any part of a material Asset (such event being referred to, in either case, as a "Taking"), then Buyer may terminate this Agreement pursuant to Section 10.1(c)(vi). If Buyer does not elect to terminate this Agreement then (a) if the Closing occurs, Buyer shall have the sole right, in the name of Seller, if Buyer so elects, to negotiate for, claim, contest and receive all damages with respect to the Taking, (b) Seller shall be relieved of its obligation to convey to Buyer the Asset or interests that are the subject of the Taking and (c) at the Closing Seller shall assign to Buyer all of Seller's rights (including the right to receive payment of damage) with respect to such Taking and shall pay to Buyer all damages previously paid to Seller with respect to the Taking.

         6.10  Adverse Changes.  Seller shall promptly notify
Buyer in writing of any materially adverse developments affecting the Assets, the System or the Business which become known to Seller, including, but not limited to, (i) any damage, destruction or loss (whether or not covered by insurance) materially and adversely affecting any of the Assets, the System or the Business,
(ii) any material notice of violation, forfeiture or complaint under any material Governmental Permits or (iii) anything which, if not corrected prior to the Closing Date, will prevent Seller from fulfilling any condition to Closing described in Article VIII.

         6.11 Action By Limited Partners. (a) If required by applicable Legal Requirements and the Partnership Agreement to consummate the transactions contemplated by this Agreement, or if the Seller otherwise elects to do so, the Seller, acting through the General Partner, shall in accordance with the applicable Legal Requirements and the Partnership Agreement: (i) within a reasonable period of time (as determined by the General Partner) after the execution and delivery of this Agreement, duly call, give notice of, convene and hold a special meeting (the "Special Meeting") of the Limited Partners for the purpose of approving the transactions contemplated by this Agreement; and (ii) subject to its fiduciary duties (as determined by the General Partner after consultation with independent counsel), include in any proxy statement the determination and recommendation of the General Partner to the effect that the General Partner, having determined that this Agreement and the transactions contemplated hereby are in the best interests of Seller and the Limited Partners, has approved this Agreement and such transactions and recommends that the Limited Partners vote in favor of the sale of the Assets to Buyer pursuant to this Agreement.

               (b) As soon as practicable after the execution and delivery of this Agreement, Seller shall file with the SEC under the Exchange Act, and shall use commercially reasonable efforts to clear with the SEC and mail to the Limited Partners no later than February 15, 1997, a proxy statement with respect to the Special Meeting (the "Proxy Statement"). Seller and Buyer shall cooperate in the preparation of any Proxy Statement; without limiting the generality of the foregoing, Buyer shall furnish to Seller the information relating to Buyer required by the Exchange Act to be set forth in the Proxy Statement. Seller agrees that the Proxy Statement shall comply in all material respects with the Exchange Act and the rules and regulations thereunder; provided, however, that no agreement is made by Seller with respect to information supplied by Buyer expressly for inclusion in the Proxy Statement. Buyer and its counsel shall be given a reasonable opportunity to review the Proxy Statement prior to the filing thereof with the SEC.

         6.12 No Solicitation. (a) Seller shall not, and shall cause the General Partner, employees, agents and representatives (including, but not limited to, any investment banker, attorney or accountant retained by Seller) not to, initiate, solicit or encourage, directly or indirectly, any inquiries or the making of any proposal with respect to any Alternative Transaction, engage in any negotiations concerning, or provide to any other Person any information or data relating to, the Business, the System, the Assets or Seller for the purposes of, or have any discussions with any Person relating to, or otherwise cooperate in any way with or assist or participate in, facilitate or encourage, any inquiries or the making of any proposal which constitutes, or may reasonably be expected to lead to, any effort or attempt by any other Person to seek or to effect an Alternative Transaction, or agree to or endorse any Alternative Transaction; provided, however, that nothing contained in this Section 7.12 shall prohibit Seller or the General Partner from making any disclosure to the Limited Partners that, in the judgment of the General Partner based upon the advice of independent counsel, is required under applicable Legal Requirements; and provided, further, that (i) Seller or the General Partner may, upon the unsolicited request of a third party, furnish information or data (including, but not limited to, confidential information or data) relating to the Business, the System, the Assets or Seller for the purposes of facilitating an Alternative Transaction and participate in negotiations with a Person making (or who may reasonably be expected to make) an unsolicited proposal regarding an Alternative Transaction and (ii) following receipt of a proposal for an Alternative Transaction, Seller or the General Partner may terminate this Agreement pursuant to Section 10.1(b)(ii).

               (b) Each of TCI and Tele-Communications, Inc. shall not, and shall cause its Affiliates which it controls not to, make a proposal to Seller regarding an Alternative Transaction. The restriction set forth in this Section 7.12(b) shall terminate on the earlier of (i) the Closing or (ii) termination of this Agreement.

         6.13  Sales and Transfer Taxes and Fees.  Buyer and
Seller shall each pay one-half of any state or local sales, use, transfer, excise, documentary or license taxes or fees or any other charge (including filing fees) imposed by any Governmental Authority as a consequence of the transfer of any Assets pursuant to this Agreement. Seller shall timely file any sales tax returns required to be filed with any Governmental Authority as a consequence of the transfer of any Assets pursuant to this Agreement. Buyer shall cooperate in the preparation and filing of any submission or application necessary to obtain any clearance relating to, or, if available, exemption from, any Taxes or fees described in this Section 7.13.

         6.14 Commercially Reasonable Efforts. (a) Seller shall use commercially reasonable efforts to take all steps within its power, and will cooperate with Buyer, to cause to be fulfilled those of the conditions to Buyer's obligations to consummate the transactions contemplated by this Agreement that are dependent upon its actions, and to execute and deliver such instruments and take such other reasonable actions as may be necessary or appropriate in order to carry out the intent of this Agreement and consummate the transactions contemplated hereby.

               (b)  Buyer shall use commercially reasonable
efforts to take all steps within its power, and will cooperate with Seller, to cause to be fulfilled those of the conditions to Seller's obligations to consummate the transactions contemplated by this Agreement that are dependent upon its actions and to execute and deliver such instruments and take such other reasonable actions as may be necessary or appropriate in order to carry out the intent of this Agreement and consummate the transactions contemplated hereby.

         6.15 Title Insurance. Seller shall cooperate with Buyer if Buyer elects to obtain title insurance policies on any Real Property owned in fee or leased. Buyer shall have the sole responsibility for obtaining and paying for such policies. The parties agree that the obtaining of title insurance on any Real Property shall not be a condition to the obligation of Buyer to consummate the transactions contemplated hereby. Seller shall deliver to Buyer, prior to Closing, complete and correct copies of all deeds, surveys and title insurance policies, in Seller's possession, on any Real Property

         6.16  FCC Form 626.   Seller shall file on a timely basis
a Form 626 with the applicable Governmental Authority for each franchise with an expiration date earlier than the third anniversary of the Closing Date.

         6.17  Forms 394.   At Seller s option, Buyer shall
prepare, in form and substance reasonably satisfactory to Seller, within 15 Business Days after receipt of Seller s written request, and Seller shall file, Forms 394 with the applicable Governmental
Authorities.

                               ARTICLE VIII

7.  Conditions Precedent to Obligations of Buyer.

         The obligations of Buyer under this Agreement are subject to the satisfaction at or prior to the Closing of each of the following conditions, any one or more of which may be waived by Buyer, in its sole discretion.

         7.1 HSR Act. If required under applicable Legal Requirements, all filings required under the HSR Act shall have been made and the applicable waiting period shall have expired or been earlier terminated without the receipt of any objection or the commencement or threat of any litigation by a Governmental Authority of competent jurisdiction to restrain the consummation of the transactions contemplated by this Agreement.

         7.2 Governmental or Legal Action. No action, suit or proceeding shall be pending or threatened by any Governmental Authority and no Legal Requirement shall have been enacted, promulgated or issued or deemed applicable to any of the transactions contemplated by this Agreement by any Governmental Authority that would (a) prohibit Buyer's ownership or operation of all or a material portion of the System, the Business or the Assets or (b) prevent or make illegal the consummation of the transactions contemplated by this Agreement.

         7.3 Accuracy of Representations and Warranties. The representations and warranties of Seller contained in this Agreement shall be true and correct in all material respects as of the date of this Agreement and as of the Closing Date, with the same effect as though made on and as of the Closing Date, except for such changes permitted or contemplated by the terms of this Agreement and except insofar as any of such representations and warranties relate solely to a particular date or period, in which case they shall be true and correct in all material respects on such Closing Date with respect to such date and period.

         7.4 Performance of Agreements. Seller shall have performed in all material respects all obligations and agreements and complied, or caused to be complied with, all covenants and conditions required by this Agreement to be performed or complied with by Seller at or prior to the Closing Date.

         7.5 No Material Adverse Change. During the period from the date of this Agreement through and including the Closing Date, there shall not have occurred any material adverse change in the business, financial condition or operations of the Business, taken as a whole, other than any change arising out of matters of a general economic nature or matters (including, but not limited to, competition caused by or arising from the Multichannel Multipoint Distribution Service, direct broadcast satellite, legislation, rule making and regulation) affecting the cable television industry (national or regional) generally, and Seller shall not have sustained any material loss or damage to the Assets or the System, whether or not insured, that materially affects the ability of Seller to conduct the Business in a manner consistent with past practice.

         7.6 Consents and Extensions. Seller shall have delivered to Buyer evidence, in form and substance reasonably satisfactory to Buyer, that all the Required Consents and Extensions have been obtained, and no Required Consent shall impose upon Buyer any conditions or obligations which are materially more burdensome than are contained in the underlying document for which consent has been obtained, provided, that the Required Consents for the leases for the Real Property located at 209 Thompson Street, Shelbyville, Tennessee and 2161 Hillsboro Boulevard, Manchester, Tennessee may provide for an increased rental rate to reflect current market conditions.

         7.7 Transfer Documents. Seller shall have delivered to Buyer customary bills of sale, deeds, assignments and other instruments of transfer sufficient to convey good and marketable title to the Assets in accordance with the terms of this Agreement.

         7.8 Opinions of Seller's Counsel. Buyer shall have received the opinion or opinions of Kaye, Scholer, Fierman, Hays & Handler, LLP, counsel for Seller, dated the Closing Date, substantially in the form of Exhibit D.

         7.9 Opinion of Seller's FCC Counsel. Buyer shall have received the opinion of Cole, Raywid & Braverman, FCC counsel for Seller, dated the Closing Date, substantially in the form of Exhibit G.

         7.10 Discharge of Liens. Seller shall have secured the termination of all Encumbrances of any nature on the Assets, other than Permitted Encumbrances.

         7.11  Noncompete Agreement.  Each of TCI, Tele-
Communications, Inc., Seller and the General Partner shall have executed and delivered to Buyer a noncompetition agreement, substantially in the form attached as Exhibit H.

         7.12 Additional Documents and Acts. Seller shall have delivered or caused to be delivered to Buyer all other documents required to be delivered pursuant to this Agreement and done or caused to be done all other acts or things reasonably requested by Buyer to evidence compliance with the conditions set forth in this
Article VIII.

         7.13 Indemnity Escrow Agreement. Seller shall have executed and delivered the Indemnity Escrow Agreement.

         7.14 1996 Financial Statements. Seller shall have delivered to Buyer correct and complete copies of the 1996
Financial Statements.

         7.15 Certificates. Seller shall have furnished Buyer with such other certificates of Seller and others, dated as of the Closing Date, to evidence compliance with the conditions set forth in this Article VIII, as may be reasonably requested by Buyer.


                                ARTICLE IX

8.  Conditions Precedent to Obligations of Seller.

         The obligations of Seller under the Agreement are subject to the satisfaction, at or prior to the Closing Date, of each of the following conditions, any one or more of which may be waived by Seller in its sole discretion.

         8.1 HSR Act. If required under applicable Legal Requirements, all filings required under the HSR Act shall have been made and the applicable waiting period shall have expired or been earlier terminated without the receipt of any objection or the commencement or threat of any litigation by a Governmental Authority of competent jurisdiction to restrain the consummation of the transactions contemplated by this Agreement.

         8.2 Governmental or Legal Actions. No action, suit or proceeding shall be pending or threatened by any Governmental Authority and no Legal Requirement shall have been enacted, promulgated or issued or deemed applicable to any of the transactions contemplated by this Agreement by any Governmental Authority that would (a) prohibit Buyer's ownership or operation of all or any material portion of the System, the Business or the Assets or (b) prevent or make illegal the consummation of the transactions contemplated by this Agreement.

         8.3 Accuracy of Representations and Warranties. The representations and warranties of Buyer contained in this Agreement shall be true and correct in all material respects as of the date of this Agreement and as of the Closing Date, with the same effect as though made on and as of the Closing Date, except for such changes permitted or contemplated by the terms of this Agreement and except insofar as any of such representations and warranties relate solely to a particular date or period, in which case they shall be true and correct in all material respects on such Closing Date with respect to such date and period.

         8.4 Performance of Agreements. Buyer shall have performed in all material respects all obligations and agreements and complied, or caused to be complied with, all covenants and conditions required by this Agreement to be performed or complied with by Buyer at or prior to the Closing Date.

         8.5 Consents. All Required Consents shall have been obtained or given.

         8.6 Opinions of Buyer's Counsel. Seller shall have received the opinion or opinions of Baker & Hostetler, outside counsel for Buyer, dated the Closing Date, substantially in the form of Exhibit E.

         8.7 Limited Partner Approval. The transactions contemplated by this Agreement shall have been approved by the affirmative vote of or consent by the Limited Partners to the extent required by the Partnership Agreement or if Seller otherwise elects as permitted by Section 7.9.

         8.8 Payment of Purchase Price. Buyer shall have paid to Seller the Purchase Price as set forth in Section 3.1.

         8.9 Assumption of Liabilities. Buyer shall have delivered to Seller a customary assumption of liabilities agreement which is sufficient to cover Buyer's obligations as set forth in
Section 4.1.

         8.10 Additional Documents and Acts. Buyer shall have delivered or caused to be delivered to Seller all other documents required to be delivered pursuant to this Agreement and done all other acts or things reasonably requested by Seller to evidence compliance with the conditions set forth in this Article IX.

         8.11 Certificate. Buyer shall have furnished Seller with such other certificates of Buyer and others, dated as of the Closing Date, to evidence compliance with the conditions set forth in this Article IX, as may be reasonably requested by Seller.

         8.12  Fairness Opinion.  On or before February 1, 1997,
Seller shall have received an opinion, in form and substance reasonably satisfactory to Seller, from its financial advisors as to the fairness, from a financial point of view, of the transactions contemplated by this Agreement.

         8.13 Indemnity Escrow Agreement. Buyer shall have executed and delivered to Seller the Indemnity Escrow Agreement.

         8.14  Environmental Remediation.   In the event that any
Phase I environmental report or Phase II environmental report prepared at Buyer s request pursuant to Section 7.5 discloses one or more adverse environmental conditions which Seller shall have concluded, in its reasonable judgment, that the cost of such remediation shall not exceed $200,000, Seller and Buyer shall have agreed that remediation of such condition(s) has been completed and Seller has no further obligation with respect thereto.


                                 ARTICLE X

9.  Termination.

         9.1 Events of Termination. This Agreement and the transactions contemplated by this Agreement may be terminated at any time prior to the Closing:

               (a) by the mutual written consent of Buyer and Seller;

               (b) by Seller:

                  (i) if the consummation of the transactions
               contemplated by this Agreement by Seller would violate any nonappealable final order, decree or judgment of any Governmental Authority having competent jurisdiction;

                 (ii) following receipt by Seller or the General
               Partner of an unsolicited proposal for an Alternative Transaction with a proposed purchase price greater than or equal to $21,725,000 to the extent that the General Partner determines in good faith on the basis of advice of independent counsel that such action is necessary or appropriate in order for the General Partner to act in a manner that is consistent with its fiduciary obligations under applicable law; provided, however, that Seller may not terminate this Agreement pursuant to this clause (ii) with respect to an unsolicited proposal for an Alternative Transaction submitted by a Person, or a Person known by the General Partner in its reasonable business judgment to be an Affiliate of such Person, who submitted a written proposal on October 7, 1996 to purchase the System pursuant to the competitive auction conducted by Daniels & Associates;

                (iii) if any representation or warranty of Buyer
               made herein is untrue in any material respect (other than a change permitted or contemplated by this Agreement) and such breach is not cured within 10 days of Buyer's receipt of a notice from Seller that such breach exists or has occurred;

                 (iv) if Buyer shall have defaulted in any
               material respect in the performance of any material obligation under this Agreement and such breach is not cured within 30 days of Buyer's receipt of a notice from Seller that such default exists or has occurred;

                  (v) if the conditions to Seller's obligations to
               consummate the Closing as set forth in Article IX cannot reasonably be satisfied on or before the Termination Date; or

                 (vi) if any Phase I environmental report or Phase
               II environmental report for the Real Property prepared at Buyer s request pursuant to Section
               7.5 discloses one or more adverse environmental conditions and Seller concludes, in its reasonable judgment, that the cost of remediation of such condition(s) will exceed $200,000; provided that termination pursuant to this Section 10.1(b)(vi) shall not be effective, and shall be void ab initio, in the event that within three Business Days after receipt of Seller's notice of termination pursuant to Section 10.2 Buyer delivers notice to Seller that Buyer will bear all costs in connection with such remediation in excess of $200,000.

    (c)  by Buyer:

                  (i) if the consummation of the transactions
               contemplated by this Agreement by Buyer would violate any nonappealable final order, decree or judgment of any Governmental Authority having competent jurisdiction;

                 (ii) if any representation or warranty of Seller
               made herein is untrue in any material respect (other than due to a change permitted or contemplated by this Agreement) and such breach is not cured within 10 days of Seller's receipt of a notice from Buyer that such breach exists or has occurred;

                (iii) if Seller shall have defaulted in any
               material respect in the performance of any material obligation under this Agreement and such breach is not cured within 30 days of Seller's receipt of a notice from Buyer that such default exists or has occurred;

                 (iv) if the conditions to Buyer's obligations to
               consummate the Closing as set forth in Article
               VIII cannot reasonably be satisfied on or before the Termination Date;

                  (v) within 10 days after receipt by Buyer of a
               notice from Seller that the loss or damage to the Assets resulting from fire, theft or other casualty is so substantial as to prevent normal operation of any material portion of the System, as contemplated by Section 7.9(a); or

                 (vi) following a Taking, as contemplated by the
               first sentence of Section 7.9(b).

               (d) Unless the Closing shall have theretofore taken place, by either party after the Termination Date, provided that the terminating party is not otherwise in default or breach of this Agreement.

         9.2 Manner of Exercise. In the event of the termination of this Agreement by either Buyer or Seller, pursuant to Section 10.1, notice thereof shall forthwith be given to the other party and this Agreement shall terminate and the transactions contemplated hereunder shall be abandoned without further action by Buyer or Seller.

         9.3   Effect of Termination.  (a) Subject to
paragraph (b) of this Section 10.3, in the event of the termination of this Agreement pursuant to Section 10.1 and prior to the Closing, all obligations of the parties hereunder shall terminate, except for the respective obligations of the parties under
Section 13.14; provided, however, that no termination of this Agreement shall (i) except as set forth in Section 10.3(b) and
Section 10.4, relieve a defaulting or breaching party from any liability to the other party or parties hereto for or in respect of such default or (ii) result in the rescission of any transaction theretofore consummated hereunder.

               (b) If this Agreement is terminated by Seller pursuant to Section 10.1(b)(ii), Seller shall promptly pay to Buyer a termination fee of $493,750 (the "Termination Fee"). If (i) the Termination Date is extended by Seller or Buyer to a date later than August 26, 1997, (ii) this Agreement is terminated by Seller pursuant to Section 10.1(d) prior to the date which is 360 days from the date of this Agreement, and (iii) Buyer is not in default or breach of this Agreement, Seller shall promptly pay Buyer a Termination Fee in the event Seller accepts a proposal for an Alternative Transaction on or before November 24, 1997. The Termination Fee shall be liquidated damages and not a penalty, and upon receipt thereof Buyer shall be precluded from exercising any other right or remedy available under this Agreement or applicable law.

         9.4 Liquidated Damages. Provided Seller is not in default of this Agreement, in the event of (i) the breach or default by Buyer of its obligations under this Agreement and (ii) the termination of this Agreement prior to the Closing, Seller shall have the option, upon notice from Seller to Buyer given as provided in the Escrow Agreement, to receive as liquidated damages, and not as a penalty, the Deposit. In the event Seller elects to receive the Deposit as liquidated damages as set forth in this
Section 10.4, Buyer shall promptly (but in no event more than two Business Days after receipt of such notice) take all action required under the Escrow Agreement to cause the Deposit to be released to Seller. If Seller elects to receive the Deposit as liquidated damages as set forth in this Section 10.4, Seller shall, upon receipt of the Deposit, be precluded from exercising any other right or remedy available under this Agreement or applicable law.

                                ARTICLE XI

10. Nature and Survival of Representations,
    Warranties and Agreements.

         10.1 Nature of Representations, Warranties and Agreements. Neither party will be deemed to have made any representation, warranty, covenant or agreement except as set forth in this Agreement or in any certificate or other instruments to be delivered by Seller or Buyer pursuant to this Agreement. Without limiting the generality of the foregoing, neither party will be liable or bound in any manner by any express or implied representation, warranty, covenant or agreement that is made by any employee, agent or other Person representing or purporting to represent such party.

         10.2 Survival of Representations and Warranties. The representations and warranties of Seller and Buyer in this Agreement and in the documents and instruments to be delivered by Seller and Buyer pursuant to this Agreement shall survive the Closing only as and to the extent set forth in this Article XI.

         10.3 Time Limitations. If the Closing occurs, except as set forth below, Seller shall have no liability to Buyer with respect to any representation or warranty or any covenant, agreement or obligation to the extent required to be performed or complied with prior to the Closing Date, unless on or before the first anniversary of the Closing Date Seller is given written notice by Buyer asserting a claim with respect thereto and specifying the factual basis of that claim in reasonable detail to the extent then known by Buyer. If the Closing occurs, Buyer shall have no liability to Seller with respect to any representation or warranty or any covenant, agreement or obligation to the extent required to be performed or complied with prior to the Closing Date, unless on or before the first anniversary of the Closing Date Buyer is given written notice by Seller of a claim with respect thereto and specifying the factual basis of that claim in reasonable detail to the extent then known by Seller. A claim with respect to any covenants to be performed or complied with by Buyer or Seller after the Closing Date may be asserted at any time. Notwithstanding the foregoing, indemnification claims for the breach of the representations in Sections 5.5 and 5.16 and indemnification claims arising from any third party claim asserted against Buyer arising from the Excluded Liabilities may be made by Buyer at any time.

         10.4 Limitations as to Amount. (a) If the Closing occurs, Seller shall have no liability (for indemnification or otherwise) with respect to any failure or breach of any representation or warranty or any covenant, agreement or obligation to the extent required to be performed on or prior to the Closing Date until the total of all damages with respect to such failure or breach exceeds $50,000 but then for the entire amount of such damages, including those not in excess of $50,000.

               (b) If the Closing occurs, Buyer shall have no liability (for indemnification or otherwise) with respect to any failure or breach of any representation or warranty or any covenant, agreement, or obligation to the extent required to be performed on or before the Closing Date until the total of all damages with respect to such failure or breach exceeds $50,000 but then for the entire amount of such damages, including those not in excess of $50,000.

               (c) If the Closing occurs, Seller's aggregate liability (for indemnification or otherwise) with respect to any failure or breach of any representation or warranty or any covenant, agreement or obligation to the extent required to be performed on or prior to the Closing Date shall be limited to Buyer's right to make an indemnification claim against Seller under
Article XII and shall be further limited as set forth in Section
12.3.

                                ARTICLE XII

11. Indemnification.

         11.1 Rights to Indemnification. Subject to the limitations set forth in Sections 11.3 and 11.4, Seller agrees to indemnify and hold harmless Buyer against any loss, liability, claim, damage or expense (including, but not limited to, reasonable attorneys' fees and disbursements) arising from (a) any claim for brokerage or agent's or finder's commissions or compensation in respect of the transactions contemplated by this Agreement by any Person purporting to act on behalf of Seller, (b) any claim that Buyer is liable for the Excluded Liabilities and (c) Seller's failure or breach of any representation, warranty, covenant, agreement or obligation made or required to be performed by Seller under this Agreement or any document, certificate or agreement delivered pursuant to this Agreement. Subject to the limitations set forth in Sections 11.3 and 11.4, Buyer agrees to indemnify and hold harmless Seller against any loss, liability, claim, damage or expense (including, but not limited to, reasonable attorneys' fees and disbursements) arising from (a) any claim for brokerage or agent's or finder's commissions or compensation in respect of the transactions contemplated by this Agreement by any Person purporting to act on behalf of Buyer, (b) the failure to perform the obligations of the Assumed Liabilities or (c) Buyer's failure or breach of any representation, warranty, covenant, agreement or obligation made or required to be performed by Buyer under this Agreement or any document, certificate or agreement delivered pursuant to this Agreement.

         11.2 Procedure for Indemnification. Promptly after receipt by an indemnified party under Section 12.1 of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against an indemnifying party under such section, give notice to the indemnifying party of the commencement thereof, but the failure so to notify the indemnifying party shall not relieve it of any liability that it may have to any indemnified party except to the extent the indemnifying party demonstrates that the defense of such action is prejudiced thereby. In case any such action shall be brought against an indemnified party and it shall promptly give notice to the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate therein and, to the extent that it shall wish, within ten Business Days of receipt of such notice, to assume the defense thereof with counsel satisfactory to such indemnified party and, after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof, the indemnifying party shall not be liable to such indemnified party under such section for any fees of other counsel or any other expenses, in each case subsequently incurred by such indemnified party in connection with the defense thereof, other than reasonable costs of investigation. If an indemnifying party assumes the defense of such action, (a) no compromise or settlement thereof may be effected by the indemnifying party without the indemnified party's consent unless
(i) there is no finding or admission of any violation of law or any violation of the rights of the indemnified party and no effect on any other claims that may be made against the indemnified party and
(ii) the sole relief provided is monetary damages that are paid in full by the indemnifying party and (b) the indemnifying party shall have no liability with respect to any compromise or settlement thereof effected without its consent (which shall not be unreasonably withheld). If notice is given to an indemnifying party of the commencement of any action and it does not, within ten days after the indemnified party's notice is given, give notice to the indemnified party of its election to assume the defense thereof, the indemnifying party shall be bound by any determination made in such action or any compromise or settlement thereof effected by the indemnified party. Notwithstanding the foregoing, if an indemnified party determines in good faith that there is a reasonable probability that an action may adversely affect it or its Affiliates other than as a result of monetary damages, such indemnified party may, by notice to the indemnifying party, assume the exclusive right to defend, compromise or settle such action, but the indemnifying party shall not be bound by any determination of an action so defended or any compromise or settlement thereof effected without its consent (which shall not be unreasonably withheld).

         11.3 Indemnity Escrow. Buyer acknowledges and agrees that recourse against the Seller's Escrow is its sole and exclusive remedy in the event of a claim against Seller with respect to any representation or warranty or any covenant, agreement or obligation, whether for indemnification pursuant to Article XI or this Article XII or otherwise; provided, however, that this limitation shall not apply to claims by Buyer for (i) breaches of covenants to be performed or complied with by Seller after the Closing Date, (ii) breaches of representations or warranties set forth in Sections 5.5 and 5.16 and (iii) third party claims asserted against Buyer arising from the Excluded Liabilities for which Buyer acknowledges and agrees that its first recourse shall be against the Seller's Escrow, to the extent there are funds available.

                               ARTICLE XIII

12. Miscellaneous.

         12.1 Parties Obligated and Benefitted. (a) Subject to the limitations set forth in clauses (b) and (c) below, this Agreement will be binding upon the parties and their respective assigns and successors in interest and will inure solely to the benefit of the parties and their respective assigns and successors in interest, and no other Person will be entitled to any of the benefits conferred by this Agreement.

               (b)  Employer shall be deemed a third party
beneficiary of Buyer's obligations as set forth in Section 7.3(b).

               (c) Without the prior written consent of the other parties, no party will assign any of its rights under this Agreement or delegate any of its duties under this Agreement; provided, that Buyer may assign this Agreement to any Affiliate or subsidiary of Buyer without Seller s consent; provided, further, that notwithstanding any such assignment Buyer shall remain obligated to Seller pursuant to the terms and conditions of this Agreement.

         12.2 Press Releases. Except as required by applicable law based on the advice of independent counsel, neither party shall make any public announcement, press release or Form 8-K filing under the Exchange Act with the SEC or any other filing with any other regulatory agency with respect to the transactions contemplated by this Agreement, without the prior written approval of the other party.

         12.3 Notices. All notices, consents, approvals, demands, requests and other communications required or desired to be given hereunder must be given in writing, shall refer to this Agreement, and shall be sent by registered or certified mail, return receipt requested, by hand delivery, by facsimile or by overnight courier service, addressed to the parties hereto at their addresses set forth below, or such other addresses as they may designate by like notice:

               To Seller:

                   American Cable TV Investors 5, Ltd.
                   5619 DTC Parkway
                   Englewood, Colorado  80111
                   Attention:  Marvin Jones
                   Facsimile No.:  (303) 488-3219

               With copies to:

                   Kaye, Scholer, Fierman,
                     Hays & Handler, LLP
                   425 Park Avenue
                   New York, New York 10022
                   Attention:  Lynn Toby Fisher, Esq.
                   Facsimile No.:  (212) 836-7152

               To Buyer at:

                   Rifkin Acquisition Partners, L.L.L.P.
                   360 South Monroe Street, Suite 600
                   Denver, Colorado  80209
                   Attention:  Kevin Allen
                   Facsimile No.:  (303) 322-3553

               With a copy to:

                   Baker & Hostetler
                   303 East 17th Avenue, Suite 1100
                   Denver, Colorado  80203
                   Attention:  Stuart G. Rifkin
                   Facsimile No.:  (303) 861-7805

         Any notice from a party hereto may be given by such party's respective attorneys. Any notice or other communications made hereunder shall be deemed to have been given (i) if delivered personally, by overnight courier service or by facsimile, on the date received, or (ii) if by registered or certified mail, return receipt requested, five business days after mailing.

         12.4 Waiver. This Agreement or any of its provisions may not be waived except in writing. The failure of any party to enforce any right arising under this Agreement on one or more occasions will not operate as a waiver of that or any other right on that or any other occasion.

         12.5 Captions. The article and section captions of this Agreement are for convenience only and do not constitute a part of this Agreement.

         12.6 CHOICE OF LAW. THIS AGREEMENT AND THE LEGAL RELATIONS BETWEEN THE PARTIES HERETO SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS MADE AND TO THE PERFORMED IN THAT STATE, WITHOUT REGARD TO CONFLICT OF LAWS PRINCIPLES.

         12.7  Nonrecourse.   Notwithstanding anything in this
Agreement to the contrary, subject only to the proviso of Section 12.3, no judgment shall be sought or obtained against any of the general or limited partners of Seller or enforced against any of such partners or any of their assets in any action brought by reason of this Agreement or the transactions contemplated hereby.

         12.8  Dispute Resolution.   Any dispute relating to this
Agreement, or the breach thereof, shall in the first instance be the subject of a meeting between Seller and Buyer within 30 days following written notice of the dispute. The meeting shall be attended by individuals with decision-making authority regarding the matter in question. If the parties cannot agree upon a resolution of the dispute within the 30-day period referenced above, the dispute may be submitted by Seller or Buyer to arbitration. Such arbitration shall be conducted in Denver, Colorado before a single arbitrator appointed by the American Arbitration Association then in effect. The award of such arbitrator shall be final and may be entered by Seller or Buyer in any court of competent jurisdiction. The arbitration award may grant a reimbursement to the prevailing party of all of its fees and expenses, including reasonable attorneys fees.

         12.9  Power of Attorney.   Seller agrees that, effective
as of the Closing Date, it hereby constitutes and appoints Buyer, its successors and assigns, the true and lawful attorney of Seller in the name of Buyer or in the name of Seller, to endorse, collect and deposit any checks, drafts or other instruments payable to Seller which relate to payments for goods and/or services provided by Seller or Buyer in connection with the System.

         12.10 Terms. Terms used with initial capital letters will have the meanings specified, applicable to both singular and plural forms, for all purposes of this Agreement. The word "include" and derivatives of that word are used in this Agreement in an illustrative sense rather than a limiting sense.

         12.11 Rights Cumulative.  Except as set forth in
Section 10.4, all rights and remedies of each of the parties under this Agreement will be cumulative, and the exercise of one or more rights or remedies will not preclude the exercise of any other right or remedy available under this Agreement or applicable law.

         12.12 Further Actions. Seller and Buyer will execute and deliver to the other, from time to time at or after the Closing, for no additional consideration and at no additional cost to the requesting party, such further assignments, certificates, instruments, records, or other documents, assurances or things as may be reasonably necessary to give full effect to this Agreement and to allow each party fully to enjoy and exercise the rights accorded and acquired by it under this Agreement.

         12.13 Time. If the last day permitted for the giving of any notice or the performance of any act required or permitted under this Agreement falls on a day which is not a Business Day, the time for the giving of such notice or the performance of such act will be extended to the next succeeding Business Day.

         12.14 Expenses. Except as otherwise expressly provided in this Agreement, each party will pay all of its expenses, including attorneys' and accountants' fees, in connection with the negotiation of this Agreement, the performance of its obligations and the consummation of the transactions contemplated by this Agreement.

         12.15 Specific Performance. The parties agree that irreparable damages would occur if any of the provisions of this Agreement were not performed in accordance with their specific terms or were otherwise breached by Seller. It is accordingly agreed that Buyer shall be entitled to an injunction or injunctions to prevent breaches of this Agreement and to enforce specifically the terms and provisions hereof in any court of the United States or any state having jurisdiction, in addition to any other remedy to which they are entitled at law or in equity.

         12.16 Schedules. Any disclosure made on a Schedule to this Agreement will be deemed included on any other Schedule to which such disclosure may be pertinent.

         12.17 Counterparts. This Agreement may be executed in one or more counterparts, each of which will be deemed an original.

         12.18 Entire Agreement. This Agreement (including the Schedules and Exhibits referred to in this Agreement, which are incorporated in and constitute a part of this Agreement) contains the entire agreement of the parties and supersedes all prior oral or written agreements and understandings with respect to the subject matter. This Agreement may not be amended or modified except by a writing signed by the parties.

         12.19 Severability. Any term or provision of this Agreement which is invalid or unenforceable will be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining rights of the Person intended to be benefitted by such provision or any other provisions of this Agreement.

         IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the day and year first above written.


SELLER:                      AMERICAN CABLE TV INVESTORS 5, LTD.

                             By:  IR-TCI Partners V, L.P.,
                                  its general partner

                                  By:  TCI Ventures Five, Inc.,
                                       its general partner



By:___________________________
                                             Name:
                                             Title:


BUYER:                    RIFKIN ACQUISITION PARTNERS,
                                  L.L.L.P.

                                  By:  Rifkin Acquisition
                                         Management, L.P., General Partner

                                         By:  RT Investments Corp.,
                                                 its General Partner



By:__________________
                                                       Name:
                                                       Title:


With respect to Section 7.12(b) only:

TELE-COMMUNICATIONS, INC.


By:_________________________________
   Name:
   Title:


With respect to Section 7.12(b) only:

TCI COMMUNICATIONS, INC.


By:_________________________________
   Name:
   Title:
                       List of Schedules and Exhibits
                                 Pursuant to
                          Asset Purchase Agreement
                   of American Cable TV Investors 5, Ltd.
                 for AMERICAN CABLE TV OF SOUTHERN TENNESSEE

EXHIBITS

    Exhibit A  Geographic Areas of Seller's Business
    Exhibit B  Escrow Agreement
    Exhibit C  Form of Engagement Letter
    Exhibit D  Form of Opinion of Seller's Counsel
    Exhibit E  Form of Opinion of Buyer's Counsel
    Exhibit F  Form of Indemnity Escrow Agreement
    Exhibit G  Form of Opinion of Seller s FCC Counsel
    Exhibit H  Form of Noncompetition Agreement

SCHEDULES

    Schedule 1.1                 Subscriber Rates
    Schedule 1.2                 Consents
    Schedule 1.3                 Equipment
    Schedule 1.4                 Franchise Areas
    Schedule 1.5                 Governmental Permits
    Schedule 1.6                 Permitted Encumbrances
    Schedule 1.7                 Real Property
    Schedule 1.8                 Seller Contracts
    Schedule 1.9                 System
    Schedule 4.2                 Excluded Assets
    Schedule 5.3(b)              Violations of Partnership Agreement and
                                        Legal Requirements
    Schedule 5.4                 Complete Systems
    Schedule 5.5                 Encumbrances on Seller's Title
    Schedule 5.7                 Environmental
    Schedule 5.8                 Compliance with Law
    Schedule 5.12                Legal Proceedings
    Schedule 5.13(c)             Employment Matters
    Schedule 5.13(d)             Employees
    Schedule 5.13(e)             Employer Plans
    Schedule 5.14                System Information
    Schedule 5.16                Taxes
    Schedule 6.3 (a)             Consents to be Obtained or Waived by Closing
                              Date

                     AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                                 Exhibit A

                   Geographic Areas of Seller's Business


City of Shelbyville, Tennessee
Bedford County, Tennessee
Bell Buckle, Tennessee
Wartrace, Tennessee
City of Manchester, Tennessee
Coffee County, Tennessee

                             AMERICAN CABLE TV
                             INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                                 Exhibit B

                             Escrow Agreement


          ESCROW AGREEMENT, dated as of November __, 1996, by and among American Cable TV Investors 5, Ltd., a Colorado limited partnership ( Seller ) and Rifkin Acquisition Partners, L.L.L.P., a Colorado limited liability limited partnership ( Buyer ), and Kaye, Scholer, Fierman, Hays & Handler, LLP, a New York limited liability partnership, as escrow agent ( Escrow Agent ).

          Seller and Buyer have entered into an Asset Purchase
Agreement, dated as of November __, 1996, to sell and purchase certain cable television assets (the Agreement ). Pursuant to the Agreement, Kaye, Scholer, Fierman, Hays & Handler, LLP, was
designated as the escrow agent thereunder. Escrow Agent has agreed to act as an escrow agent pursuant to the terms of this Escrow
Agreement.   Capitalized terms used but not defined herein shall have
the meanings set forth in the Agreement.

          It is agreed as follows:

13. Escrow Fund. Buyer has, pursuant to Section 3.1 of the Agreement, deposited $493,750 in cash by means of wire or interbank transfer in immediately available funds in Escrow Agent s Kaye, Scholer, Fierman, Hays & Handler, LLP Attorney Trust Account No. 040-0251-95;
Attention: Gregory Ciolek, at The Chase Manhattan Bank, 55 Water Street, New York, New York 10041 -- ABA No. 021000128 to be held in escrow pursuant to the terms of the Agreement (such amount, together with any earnings thereon, being the Escrow Fund ), to be held and disbursed by Escrow Agent in accordance with this Escrow Agreement.

14.Disbursement.

     14.1 Notices. Escrow Agent shall pay over the Escrow Fund upon receipt of a written notice, in the form attached hereto as
Exhibit I, as follows: (a) upon receipt of such notice executed by Seller directing the Escrow Agent to pay the Escrow Fund over to Buyer, to Buyer; (b) upon receipt of such notice executed by Buyer directing the Escrow Agent to pay the Escrow Fund over to Seller, to Seller; or (c) upon receipt of such notice executed by Buyer and Seller, to the parties and in the amounts specified in the notice.

     14.2 Agreement of Seller and Buyer. Seller and Buyer have agreed that (i) the Escrow Fund shall be disbursed in accordance with the terms of this Escrow Agreement and the Agreement, (ii) at the Closing Seller and Buyer shall instruct Escrow Agent to disburse the Escrow Fund to Seller or Seller s designee and (iii) unless the Closing shall theretofore have taken place or unless an unresolved claim against the Escrow Fund remains outstanding, on the date which is five Business Days after the termination of the Agreement pursuant to
Article X thereof, Seller and Buyer shall instruct Escrow Agent to disburse the Escrow Fund to Buyer.

     14.3 Reliance on Notice. Upon receipt of the appropriate notice described in Section 2.1, Escrow Agent shall pay the Escrow Fund in accordance with Section 2.1, and Escrow Agent shall not be subject to any liability to any party for doing so. Seller and Buyer each agrees not to assert (and shall actively resist any attempt to assert on their behalf) any claim against Escrow Agent for making a payment in accordance with this Section.

15. Investment of Escrow Fund. Escrow Agent shall invest the Escrow Fund in (a) interest bearing accounts in, or certificates of deposit of, The Chase Manhattan Bank or (b) (i) obligations of the United States of America, (ii) United States government securities of agencies of the United States government which are guaranteed by the United States government or (iii) securities of governmental agencies, if the same are covered by a bank repurchase agreement. Escrow Agent may invest the Escrow Fund in one or more of the invest-ments permitted by the preceding sentence, and may change those investments from time to time, all as it may determine in its sole and absolute discretion. Escrow Agent shall have no duty to maximize the return on the Escrow Fund and shall be fully protected in making any investment or combination of investments permitted by this Section.

16. Escrow Agent as Counsel to Seller. Buyer hereby acknowledges that it is aware that Escrow Agent is acting as counsel to Seller in connection with the Agreement, this Escrow Agreement and other matters, and agrees that Escrow Agent s acting under this Escrow
Agreement shall not affect its ability to act as counsel to Seller in any matter, including, but not limited to, any claim, action or proceeding with respect to this Escrow Agreement or the disposition of or entitlement to the Escrow Fund.

17.  Escrow Agent.

     17.1 General. Escrow Agent shall act as escrow agent and hold and disburse the Escrow Fund pursuant to the terms and conditions of this Escrow Agreement. Its duties under this Escrow Agreement shall cease upon disbursement of the Escrow Fund.

     17.2 Liquidation of Investments. Unless otherwise directed by notice executed by Seller and Buyer, all payments required by Section 2 shall be made in cash by means of wire or interbank transfer in immediately available funds. When necessary to provide funds in order to make any payments required by Section 2, Escrow Agent shall liquidate any investments held by it as it may, in its sole and absolute discretion, determine to be necessary to make such payments. Escrow Agent shall have no liability for losses upon the liquidation of any such investments.

     17.3 Limited Duties. Escrow Agent undertakes to perform only such duties as are expressly set forth in this Escrow Agreement. Escrow Agent shall incur no liability whatsoever to any other party hereto, except for Escrow Agent s own willful misconduct in its capacity as escrow agent.

     17.4 Reliance on Notices. Escrow Agent may rely and shall be protected in acting or refraining from acting upon any written notice, instruction or request furnished to it hereunder and believed by it to be genuine and to have been signed or presented by the proper party or parties. Escrow Agent may conclusively presume that the undersigned have full power and authority to instruct Escrow Agent on behalf of the respective party for which they have signed.

     17.5 Limited Responsibilities. Escrow Agent s sole responsibility upon receipt of the notice specified in Section 2.1 requiring payment pursuant to the terms of this Escrow Agreement is to pay the Escrow Fund to such party as is specified in accordance with Section 2.1, and Escrow Agent shall have no duty to determine (and shall not be affected by any knowledge concerning) the validity, authenticity or enforceability of any specification, certification made in or information contained in such notices.

     17.6 Action in Good Faith. Escrow Agent shall not be liable for any action taken by it in good faith and believed by it to be authorized or within the rights or powers conferred upon it by this Escrow Agreement, and may consult with counsel (including partners or any attorneys employed by Escrow Agent) of its own choice and shall have full and complete authorization and protection for any action taken or suffered by it hereunder in good faith and in accordance with the opinion of such counsel.

     17.7 Resignation. Escrow Agent may resign and be discharged from its duties or obligations hereunder by giving notice of such resignation to Seller and Buyer specifying a date upon which such resignation shall take effect, whereupon a successor escrow agent, which shall be a bank or trust company with an office in New York
City, shall be appointed by Seller. Escrow Agent shall be entitled to pay the Escrow Fund to any successor escrow agent so appointed.
In the event no successor escrow agent has been appointed by the date specified in the notice of resignation given by Escrow Agent, Escrow Agent shall be entitled (but not required) to deliver the Escrow Fund to The Chase Manhattan Bank, who shall be deemed the successor escrow agent.

     17.8 Disputes. In the event of a dispute between the parties, or if Escrow Agent shall be uncertain as to the proper disposition of the Escrow Fund, Escrow Agent shall be entitled (but not required) to retain the Escrow Fund pending direction as to the disposition thereof by a final and unappealable order of a court of competent jurisdiction or an award of an arbitrator or panel of arbitrators.

     17.9  Indemnification; Escrow Agent s Interest in Escrow Fund.
(a) Seller and Buyer hereby jointly and severally agree to indemnify Escrow Agent and all partners and employees thereof for, and to hold such persons harmless against, any loss, liability, damage or expense incurred without bad faith on the part of such persons arising out of or in connection with the Escrow Agent s entering into and/or performing under this Escrow Agreement, including, but not limited to, the cost and expense (including, but not limited to, attorneys fees, which may consist in whole or in part of the time charges at their standard rates of partners of and attorneys employed by Escrow Agent) of investigation and defending themselves against any claim or liability, and including taxes, penalties, additions to tax or interest that are incurred by the Escrow Agent with respect to taxes imposed on the Escrow Fund or any income earned or derived therefrom.

          (b) Seller and Buyer hereby (i) jointly and severally agree that Escrow Agent shall be entitled to (x) withdraw from the Escrow Fund all sums due or reasonably likely to become due to Escrow Agent on account of Seller s and Buyer s indemnification obligations set forth above, and (y) withhold a portion of the income earned on or derived from the Escrow Fund and pay such withheld amount to the proper taxing authorities on behalf of the Escrow Fund to satisfy any tax imposed on such income, and (ii) grant to Escrow Agent a first priority lien on and security interest in and to the Escrow Fund for the purposes of securing satisfaction by Seller and Buyer of their indemnification obligations to Escrow Agent.

18. Escrow Agent Not Affected By Other Agreements. This Escrow Agreement expressly sets forth all the duties of Escrow Agent with respect to any and all matters pertinent hereto. No implied duties or obligations shall be read into this Escrow Agreement against Escrow Agent. Escrow Agent, in its capacity as such, shall not be bound by the provisions of any agreement among the parties to this Escrow Agreement and shall have no duty to inquire into, or to take into account its knowledge of, the terms and conditions of any agreement made or entered into in connection with this Escrow Agreement, including, but not limited to, the Agreement.

19. Authorized Signatories. Seller hereby authorizes Marvin Jones, and Buyer hereby authorizes Kevin Allen, to receive and execute all notices required to be given hereunder, and either party may authorize other officers to sign on its behalf by notice to the other party.

20.Notices. All notices, consents, approvals, demands, requests and other communications required or desired to be given hereunder must be given in writing, shall refer to this Escrow Agreement, and shall be sent by registered or certified mail, return receipt requested, by hand delivery, by facsimile or by overnight courier service, addressed to the parties hereto at their addresses set forth below, or such other addresses as they may designate by like notice:

          (a) If to Seller:

                    American Cable TV Investors 5, Ltd.
                    5619 DTC Parkway
                    Englewood, Colorado 80111
                    Attention: Marvin Jones
                    Facsimile No.: (303) 488-3219

                    with a copy to:

                    Lynn Toby Fisher, Esq.
                    Kaye, Scholer, Fierman, Hays & Handler, LLP
                    425 Park Avenue
                    New York, New York  10022
                    Facsimile No.:  (212) 836-7152

          (b)  If to Buyer:

                    Rifkin Acquisition Partners, L.L.L.P.
                    360 South Monroe Street, Suite 600
                    Denver, Colorado  80209
                    Attention:  Kevin Allen
                    Facsimile No.:  (303) 322-3553

                    with a copy to:

                    Baker & Hostetler
                    303 East 17th Avenue, Suite 1100
                    Denver, Colorado 80203-1264
                    Attention:  Stuart G. Rifkin, Esq.
                    Facsimile No.:  (303) 861-7805

          (c) If to Escrow Agent:

                    Kaye, Scholer, Fierman, Hays & Handler, LLP
                    425 Park Avenue
                    New York, New York  10022
                    Attention:  Lynn Toby Fisher, Esq. and
                                     Alan Capilupi, Director of Finance
                    Facsimile No.:  (212) 836-8689

21.  Miscellaneous.

     21.1 Dispute Resolution. Any dispute relating to this Escrow Agreement, or the breach thereof, shall in the first instance be the subject of a meeting between Seller and Buyer within 15 days following written notice of the dispute. The meeting shall be attended by individuals with decision-making authority regarding the matter in question. If the parties cannot agree upon a resolution of the dispute within the 30-day period following receipt of notice referenced above, the dispute may be submitted by Seller or Buyer to arbitration. Such arbitration shall be conducted in Denver, Colorado before a single arbitrator appointed by the American Arbitration Association then in effect. The award of such arbitrator shall be final and may be entered by Seller or Buyer in any court of competent jurisdiction. The arbitration award may grant a reimbursement to the prevailing party of all of its fees and expenses, including reasonable attorneys fees.

     21.2 Jurisdiction. Any action or proceeding seeking to enforce any provision of, or based on any right arising out of, this Escrow Agreement which is not submitted to arbitration as set forth in
Section 9.1 shall be brought against any of the parties in the courts of the State of New York in the County of New York, or, if it has or can acquire jurisdiction, in the United States District Court for the Southern District of New York, and each of the parties hereby consents to the exclusive jurisdiction of such courts (and of the appropriate appellate courts) in any such action or proceeding and waives any objection to venue laid therein. Process in any such action or proceeding may be served anywhere in the world, whether within or without the State of New York.

     21.3 Captions. The captions in this Escrow Agreement are for convenience or reference only and shall not be given any effect in the interpretation of this Escrow Agreement.

     21.4 No Waiver. The failure of a party to insist upon strict adherence to any term of this Escrow Agreement on any occasion hall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Escrow Agreement. Any waiver must be in writing.

     21.5 Exclusive Agreement; Amendment; Assignment; No Third Party Rights. This Escrow Agreement supersedes all prior agreements among the parties with respect to its subject matter, is intended as a complete and exclusive statement of the terms of the agreement among the parties with respect thereto, and cannot be changed or terminated orally. No party may assign any rights or delegate any of its duties under this Escrow Agreement, but this Escrow Agreement shall be binding upon and inure to the benefit of the successors to the business and assets of Seller and Buyer and to any successor escrow agent appointed in accordance with Section 5.7. No third party shall have any rights hereunder.

     21.6 Counterparts. This Escrow Agreement may be executed in counterparts, each of which shall be considered an original, but all of which together shall constitute the same instrument.

     21.7 Governing Law. This Escrow Agreement and all amendments hereof and waivers and consents hereunder shall be governed by, and all disputes arising hereunder shall be resolved in accordance with, the internal law of the State of New York, without regard to the conflicts of law principles thereof.

     21.8 Treatment of Escrow Fund. It is understood and agreed among the parties hereto that Buyer will be treated as the owner of the Escrow Fund and Escrow Agent shall report the income, if any, that is earned on, or derived from, the Escrow Fund as income of Buyer in the taxable year or years in which such income is properly includible.












                         AMERICAN CABLE TV INVESTORS 5, LTD.

                         By:  IR-TCI Partners V, L.P.,
                                its general partner

                                By:  TCI Ventures Five, Inc.,
                                        its general partner



By:___________________________
                                             Name:
                                             Title:



                         RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                         By:  Rifkin Acquisition Management, L.P.,
                                its General Partner

                              By:  RT Investment Corp., its
                                     General Partner


                                     By:
                                             Name:
                                              Title:



                         KAYE, SCHOLER, FIERMAN,
                           HAYS & HANDLER, LLP
                           as Escrow Agent


                           By:
                                 Name:
                                 Partner

                                EXHIBIT I

                           FORM OF JOINT NOTICE
                              TO ESCROW AGENT


                                        [Date]


To: Kaye, Scholer, Fierman, Hays & Handler, LLP as Escrow Agent ( Escrow Agent ) under the Escrow Agreement dated ________, 1996, by and among American Cable TV Investors 5, Ltd.,
     Rifkin Acquisition Partners, L.L.L.P. and the
     Escrow Agent (the  Escrow Agreement )

Dear Sirs:

          You are hereby instructed and directed to pay the Escrow
Fund (as defined in the Escrow Agreement)  to the following corporation:

          Payee:   _______[Name]_________

                            _____[     ]________


                                   Very truly yours,

                              AMERICAN CABLE TV INVESTORS 5, LTD.




By:_______________________________________


                              RIFKIN ACQUISITION PARTNERS, L.L.L.P.




By:_______________________________________
                    AMERICAN CABLE TV INVESTORS 5, LTD.
            AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                                               Exhibit C

                                Form of Engagement Letter


                         [ACCOUNTANT S LETTERHEAD]




                                       _______ __, 1997


American Cable TV Investors 5, Ltd.
c/o TCI Communications, Inc.
5619 DTC Parkway
Englewood, Colorado 80111

Rifkin Acquisition Partners, L.L.L.P.
306 South Monroe Street, Suite 600
Denver, Colorado  80209


Dear _____________:

This letter is to confirm our understanding of the agreed-upon procedures to be performed in connection with the sale of assets by
American Cable TV Investors 5, Ltd. (the Seller ) to Rifkin Acquisition Partners, L.L.L.P. (the Buyer ) pursuant to the Asset
Purchase Agreement dated _______ __, 1996 (the Agreement ). Capitalized terms not otherwise defined in this Letter shall have the meanings set forth in the Agreement.

This letter describes the objective of the review and nature of the services we will provide. It also includes an overview of the procedures we intend to perform, describes the type of report we intend to issue, and includes an estimate of our fees.

Based upon our discussions with you, we believe the following proposed procedures are those requested by you in connection with the
Final Adjustments Report, as described in Section 3.4 of the
Agreement:

1. Obtain the Preliminary and Final Adjustments Reports, prepared by the Partnership (the Adjustments ) as contemplated by Sections 3.4(a) and 3.4(b) of the Agreement.

2. Obtain the appropriate Accounts Receivable aging and recalculate the adjustment as contemplated by Section 3.3(a)(i) of the Agreement.

3. Obtain third party invoice or other appropriate documentation of prepaid real and personal property taxes and other prepaid fees and expenses identified by you. Recalculate the relevant adjustments, as contemplated by Section 3.3(a)(ii) of the Agreement, based on a proration as of the Closing Date on the basis of the period covered by such payment.

4. Agree advance payments to, or deposits with, third parties; advance payments to, or monies of third parties on deposit with, Seller; accrued and unpaid real and personal property taxes; and other accrued and unpaid expenses, as defined in Sections 3.3(a)(ii) and 3.3(b) of the Agreement, to the appropriate account(s) per the most recent general ledger of Seller.

We will perform the aforementioned procedure(s) and report our findings to you. We will report to you any differences noted in performing Steps 2 through 4, regardless of amount.

Due to the nature of the engagement our fees will be based upon time and expenses required to complete the engagement. We estimate that our total fees including expenses will not exceed $_____.

Because the above procedures do not constitute an audit made in accordance with generally accepted auditing standards, we will not be expressing an opinion on any of the accounts specified or items referred to above. Our report is intended solely for the information and use of the managements of Seller and Buyer and should not be used for any other purpose.

If the foregoing is in accordance with your understanding please sign the copy of this letter in the space provided and return it to us.

                                   Very truly yours,

                                   ACCOUNTANT



ACCEPTED BY:

______________________   ______________________
Seller s Signature       Title                    Date

______________________   ______________________
Buyer s Signature        Title                    Date

[Paragraphs 2, 3 and 4 above will only be included in the Engagement Letter to the extent that any amounts about which Seller and Buyer disagree pursuant to Section 3.4(d) of the Agreement fall within the categories described in those Paragraphs. The parties acknowledge that the procedures to be followed by the nationally recognized accounting firm to be selected by Seller and Buyer ( the Accountant ) will depend on what the Accountant is requested to perform by Seller and Buyer and the Accountant s concurrence that such procedures can be performed by them.]

                                 AMERICAN CABLE TV INVESTORS 5, LTD.
                              AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                                                Exhibit D
                                   Form of Opinion of Seller's Counsel


___________________, 1997


Rifkin Acquisition Partners, L.L.L.P.
306 South Monroe Street, Suite 600
Denver, Colorado  80209

Gentlemen:

          We have acted as counsel to American Cable TV Investors 5, Ltd., a Colorado limited partnership ( Seller ), in connection with the sale today by Seller of certain of Seller's assets (the Assets ) delineated in the Asset Purchase Agreement dated __________, 1996 (the Agreement ) between you and Seller. This opinion is given pursuant to Section 8.8 of the Agreement. Capitalized terms not otherwise defined herein are defined as set forth in the Agreement.

         This Opinion Letter is governed by, and shall be interpreted in accordance with, the Legal Opinion Accord (the
 Accord ) of the ABA Section of Business Law (1991). As a consequence, it is subject to a number of qualifications, exceptions, definitions, limitations on coverage and other limitations, all as more particularly described in the Accord, and this Opinion Letter should be read in conjunction therewith. Except as herein provided, the law covered by the opinions expressed herein is limited to the Federal
Law of the United States and the Law of the State of New York.
Insofar as our opinion pertains to matters of Colorado law, we have relied upon the opinion of Colorado counsel, Cohen, Brame and Smith, P.C., dated _________, 1997, a copy of which is attached hereto.


         Based on the foregoing it is our opinion that:

         1. Seller is a validly existing limited partnership under the laws of the State of Colorado.

         2.   The Agreement is enforceable against Seller.

         3. The execution and delivery of the Agreement and the Other Agreements identified on Schedule 1 hereto by Seller and the performance by Seller of their terms do not breach or result in a violation of the Certificate of Limited Partnership or the agreement of limited partnership of Seller.

         We hereby confirm to you that, there are no actions or proceedings against Seller, pending or overtly threatened in writing, before any court, governmental agency or arbitrator, which (i) seek to affect the enforceability of the Agreement or (ii) involve or affect any of the Assets or the Business which, if adversely determined would have a material adverse effect on the Assets or the Business.

         This opinion is rendered solely for your information and assistance in connection with the above transaction, and may not be relied upon by any other person or for any other purpose without our prior written consent.

                                  Very truly yours,

                                  AMERICAN CABLE TV INVESTORS 5, LTD.
                               AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                                                   Exhibit E
                              Form of Opinion of Buyer's Counsel



________________________, 1997

American Cable TV Investors 5, Ltd.
c/o TCI Communications, Inc.
5619 DTC Parkway
Englewood, Colorado 80111

Gentlemen:

          We have acted as counsel to Rifkin Acquisition Partners, L.L.L.P., a Colorado limited liability limited partnership (the
 Buyer ), in connection with the purchase today by Buyer of certain of your assets (the Assets ) delineated in the Asset Purchase Agreement dated _________, 1996 (the Agreement ) between you and Buyer. This opinion is given pursuant to Section 9.6 of the Agreement. Capitalized terms not otherwise defined herein are defined as set forth in the Agreement.

          This Opinion Letter is governed by, and shall be interpreted in accordance with, the Legal Opinion Accord (the
 Accord ) of the ABA Section of Business Law (1991). As a consequence, it is subject to a number of qualifications, exceptions, definitions, limitations on coverage and other limitations, all as more particularly described in the Accord, and this Opinion Letter should be read in conjunction therewith.

          Based on the foregoing, it is our opinion that:

          1. Buyer is validly existing in good standing under the laws of the State of Colorado.

          2.   The Agreement is enforceable against Buyer.

          3. The execution and delivery of the Agreement by Buyer and the performance by Buyer of its terms do not breach with or result in a violation of the Certificate of Limited Liability Limited Partnership or the agreement of limited partnership of Buyer.

          This opinion is rendered solely for your information and assistance in connection with the above transaction, and may not be relied upon by any other person or for any other purpose without our prior written consent.


                                   Very truly yours,

                                 AMERICAN CABLE TV INVESTORS 5, LTD.
                              AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                                                Exhibit F

                              Indemnity Escrow Agreement




The Chase Manhattan Bank
270 Park Avenue
New York, NY  10017

Attn:  Barbara L. Strohmeier


                    Re:  Indemnity Escrow Agreement

Ladies and Gentlemen:

          This Indemnity Escrow Agreement is hereby accepted as of
___________, 1997, by and between American Cable TV Investors 5, Ltd., a Colorado limited partnership ("Seller") and Rifkin Acquisition Partners, L.L.L.P., a Colorado limited liability limited partnership ("Buyer"), who have entered into an Asset Purchase Agreement, dated as of ____________, 1996, to sell and purchase certain cable television assets (the "Asset Purchase Agreement").

Capitalized terms used but not otherwise defined in this Indemnity Escrow Agreement shall have the meanings set forth in the Asset
Purchase Agreement.

          It is agreed as follows:

          1. Deposit and Investments. Buyer and Seller have, pursuant to Section 3.1 of the Asset Purchase Agreement, deposited $493,750 (such amount, together with any earnings thereto, being the "Deposit") in an account at The Chase Manhattan Bank, as escrow agent (the "Escrow Agent"). The Deposit may be invested in Investment Securities (as defined below). The Deposit shall be held in escrow (the "Escrow") by Escrow Agent pursuant to this Indemnity Escrow Agreement. The Escrow Agent shall continue to invest the Deposit in Investment Securities in accordance with the joint written instructions of Seller and Buyer or, if no instructions are given, in interest bearing accounts at The Chase Manhattan Bank. The term "Investment Securities" means (a) interest bearing accounts in, or certificates of deposit of, The Chase Manhattan Bank or, (b) (i) obligations of the United States of America, (ii) United States government securities of agencies of the United States government which are guaranteed by the United States government or (iii) securities of governmental agencies, if the same are covered by a bank repurchase agreement.

          2. Holdings of Deposit. The Escrow Agent shall hold and disburse the Deposit pursuant to the terms of this Indemnity Escrow Agreement and the Asset Purchase Agreement.

          3. Disbursement of Earnings, Etc. All interest, earnings, and gains received by the Escrow Agent from the investment of the Deposit shall be distributed pursuant to the terms of this Indemnity Escrow Agreement. In connection with the investment of the Deposit, Seller and Buyer shall provide the Escrow Agent with their taxpayer identification number.

          4.   Disbursement Instructions.

          a. Anything in this Indemnity Escrow Agreement to the contrary notwithstanding, Escrow Agent is authorized and directed to deliver and disburse the Deposit, or any part of the Deposit, as directed from time to time in joint written instructions of Buyer and Seller.

          b. Seller and Buyer have agreed that the Deposit will be disbursed in accordance with the terms of this Indemnity Escrow
Agreement and the Asset Purchase Agreement.

          c. Unless a claim against the Deposit, or any part of the Deposit remains outstanding, Seller and Buyer have agreed that on the fifth Business Day after the first anniversary of the Closing Date, Seller and Buyer shall instruct Escrow Agent to disburse the Deposit, or any part of the Deposit which is not subject to a claim, to Seller or Seller's designee.

          5. Claims Against the Deposit by Buyer. The following provisions shall control with respect to claims made against the Deposit by Buyer:

          a. If Buyer wishes to make a claim against the Deposit, Buyer will send a notice of such claim to Escrow Agent and Seller. Any such notice will state that Buyer is making a claim under
Article XII of the Asset Purchase Agreement. Any notice of a claim made shall specify the factual basis of such claim in reasonable detail to the extent known by Buyer.

          b. If Seller disputes the right of Buyer to obtain the Deposit, or any part of the Deposit, Seller, within ten Business Days after receipt of the notice as provided in Paragraph 4(a), shall send a notice to Escrow Agent and Buyer stating that Seller disputes the right of Buyer to obtain the Deposit, or any part of the Deposit, and will include in such notice a description in reasonable detail of the basis for disputing such claim. Escrow Agent shall continue to hold the Deposit (or the part thereof which is subject to a dispute) until advised in writing by Seller and Buyer that such dispute has been resolved, in which case Escrow Agent shall disburse the Deposit pursuant to said writing; provided that, if a suit, action or arbitration proceeding (as provided for in the Asset Purchase Agreement) is commenced for collection of the Deposit or part thereof and Escrow Agent is so advised in writing, Escrow Agent shall, unless otherwise advised in writing by Seller and Buyer, continue to hold the Deposit or the part thereof which is the subject of such suit, action or arbitration proceeding until final disposition of such suit, action or arbitration proceeding. Upon the final disposition of such suit, action or arbitration proceeding, Escrow Agent shall disburse the Deposit or part thereof which is subject to such suit, action or arbitration proceeding in accordance with the determination of (i) the court in which such suit or action was pending or (ii) the arbitrator.

          c. If Seller fails to notify Escrow Agent within the period described in Paragraph 4(b) that it contests Buyer's claim to the Deposit (or any part thereof), Escrow Agent shall, within 5 Business Days, disburse the Deposit (or any part thereof which is subject to a claim by Buyer that Seller fails to timely contest) to Buyer.

          6. Termination. If no claims have been made against the amount of the Deposit remaining in the Escrow on the fifth Business Day after the first anniversary of the Closing Date, Escrow Agent shall disburse such remaining amount of the Deposit (together with all interest thereon) to Seller at the address set forth below.

          7.   Rights, Duties, and Liabilities of Escrow Agent.

          a. Escrow Agent shall have no duty to know or determine the performance or non-performance of any provision of any agreement between the parties to this Indemnity Escrow Agreement, including, but not limited to, the Asset Purchase Agreement, which shall not bind Escrow Agent in any manner. Escrow Agent assumes no responsibility for the validity or sufficiency of any document or paper or payment deposited or called for under this Indemnity Escrow Agreement except as may be expressly and specifically set forth in this Indemnity Escrow Agreement, and the duties and responsibilities of Escrow Agent under this Indemnity Escrow Agreement are limited to those expressly and specifically stated in this Indemnity Escrow Agreement.

          b. Escrow Agent shall not be personally liable for any act it may do or omit to do under this Indemnity Escrow Agreement as such agent while acting in good faith and in the exercise of its own best judgment, and any act done or omitted by it pursuant to the written advice of its counsel shall be conclusive evidence of such good faith. Escrow Agent shall have the right at any time to consult with its counsel upon any question arising under this Indemnity Escrow Agreement and shall incur no liability for any delay reasonably required to obtain the advice of counsel.

          c. Other than those notices or demands expressly provided in this Indemnity Escrow Agreement, Escrow Agent is expressly authorized to disregard any and all notices or demands given by Seller or Buyer, or by any other person, firm, or corporation, excepting only orders or process of court, and Escrow Agent is expressly authorized to comply with and obey any and all final process, orders, judgments, or decrees of any court, and to the extent Escrow Agent obeys or complies with any thereof of any court, it shall not be liable to any party to this Indemnity Escrow Agreement or to any other person, firm, or corporation by reason of such compliance.

          d. In consideration of the acceptance of this Escrow by Escrow Agent (as evidenced by its signature below), Seller and Buyer agree, for themselves and their successors and assigns, to pay Escrow Agent its charges, fees, and expenses as contemplated by this Indemnity Escrow Agreement. As between Buyer and Seller, they shall each be responsible for one-half of such charges, fees and expenses. The escrow fees or charges, as distinguished from other expenses under this Indemnity Escrow Agreement, shall be as written below the Escrow Agent's signature at the time of acceptance of this Indemnity Escrow Agreement. Such sum is intended as compensation for Escrow Agent's ordinary services as contemplated by this Indemnity Escrow Agreement and shall be paid as described above. In the event Escrow Agent renders services not provided for in this Indemnity Escrow Agreement, Escrow Agent shall be entitled to receive from Buyer and Seller reasonable compensation and reasonable costs, if any, for such extraordinary services, and such compensation and costs shall be borne equally by Buyer and Seller.

          e. Escrow Agent shall be under no duty or obligation to ascertain the identity, authority, or right of Seller or Buyer (or their agents) to execute or deliver or purport to execute or deliver this Indemnity Escrow Agreement or any documents or papers or payments deposited or called for or given under this Indemnity Escrow Agreement.

          f. Escrow Agent shall not be liable for the outlawing of any rights under any statute of limitations or by reason of laches in respect of this Indemnity Escrow Agreement or any documents or papers deposited with Escrow Agent.

          g. In the event of any dispute among the parties to this Indemnity Escrow Agreement as to the facts or as to the validity or meaning of any provision of this Indemnity Escrow Agreement, or any other fact or matter relating to this Indemnity Escrow Agreement or to the transactions between Seller and Buyer, Escrow Agent is instructed that it shall be under no obligation to act, except in accordance with this Indemnity Escrow Agreement or under process or order of court or, if there by no such process or order, until it has filed or caused to be filed an appropriate action interpleading the Seller and Buyer and delivering the Deposit (or the portion of the Deposit in dispute) to such court, and Escrow Agent shall sustain no liability for its failure to act pending such process of court or order or interpleader of action.

          8. Modification of Indemnity Escrow Agreement. The provisions of this Indemnity Escrow Agreement may be supplemented, altered, amended, modified, or revoked by writing only, signed by Buyer and Seller and approved in writing by Escrow Agent, and upon payment of all fees, costs and expenses incident thereto.

          9. Assignment of Indemnity Escrow Agreement. No assignment, transfer, conveyance, or hypothecation of any right, title, or interest in and to the subject matter of this Indemnity Escrow Agreement shall be binding upon any party, including Escrow Agent, unless all fees, costs, and expenses incident thereto shall have been paid and then only upon the assent thereto by all parties in writing.

          10. Notice. Any notice required or desired to be given to Buyer or Seller shall be deemed to have been given only if it is given in the manner set forth in Section 13.3 of the Asset Purchase Agreement. Notice to Escrow Agent may be given in the manner set forth in Section 13.3 of the Asset Purchase Agreement to Escrow Agent's address set forth above (Facsimile No.: (212) 270-4823) or at such other address as Escrow Agent may direct by giving notice to Buyer and Seller.

          11. Indemnity Escrow Agreement Binding. The undertakings and agreements contained in this Indemnity Escrow Agreement shall bind and inure to the benefit of the parties to this Indemnity Escrow Agreement and their respective heirs, personal representatives, successors, and assigns.

          12. Counterparts. This Indemnity Escrow Agreement may be executed in one or more counterparts, each of which will be deemed an original. Whenever pursuant to this Indemnity Escrow Agreement Buyer and Seller are to deliver a jointly signed writing to Escrow Agent or jointly advise Escrow Agent in writing, such writing may in each and all cases be signed jointly or in counterparts and such counterparts shall be deemed to be one instrument.

                        Very truly yours,

                        SELLER:

                            AMERICAN CABLE TV INVESTORS 5, LTD.

                             By:  IR-TCI PARTNERS, V, L.P.,
                                    its general partner

                                    By:  TCI Ventures Five, Inc., its
                                           general partner


By:________________________
                                                Name:
                                                Title:



                        BUYER:

                        RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                        By:  Rifkin Acquisition Management, L.P.,
                               its General Partner

                               By:  RT Investment Corp., its
                               General Partner


                                  By:
                                            Name:
                                             Title:

ACCEPTED this ___ day of ____________, 1997.

THE CHASE MANHATTAN BANK

By:  __________________________
    Name:
    Title:


Fee:  [$2,000] Inception Fee.

                                                ACT 5
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                                             Exhibit G

                           Form for Opinion of Seller's FCC Counsel



                                             __________, 1997

Rifkin Acquisition Partners, L.L.L.P
360 South Monroe Street, Suite 600
Denver, Colorado 80209

          Re:  American Cable TV Investors 5, Ltd.

Ladies and Gentlemen:

          This letter is furnished to you pursuant to Section 8.9 of the Asset Purchase Agreement, dated as of ____________ __, 1996 (the "Agreement"), between American Cable TV Investors 5, Ltd., a Colorado limited partnership ("Seller") and Rifkin Acquisition Partners, a Colorado limited liability limited partnership ("Buyer").

          As communications counsel for Seller, we are engaged in the representation of Seller before the Federal Communications Commission ("FCC") in connection with its cable television business in the communities identified in Schedule I hereto (the "System"). We have examined such records, certificates and other documents and have considered such questions of law as relate to the Seller and the System as we have deemed necessary or appropriate for purposes of this opinion. This opinion is limited to the Communications Act of 1934, as amended (the "Communications Act"), the Rules and Regulations of the FCC (the "FCC Regulations") and Section 111 of the Copyright Act of 1976 (17 U.S.C. 111) (the "Copyright Act") as applicable to the System as operated by Seller. Except as specifically provided, we offer no opinion as to the Seller's compliance with the Cable Television Consumer Protection and Competition Act of 1992, Pub. L. No. 102-385, 106 Stat. 1460 (1992),
or those FCC regulations promulgated pursuant to such Act.

          In rendering this opinion, we have assumed the genuineness of signatures on documents and the conformity to the original of all copies examined by or submitted to us of photocopies or conformed copies. As to various questions of fact in connection with this opinion, we have relied upon examination of available files of our office, those of the FCC and the United States Copyright Office (the "Copyright Office"), and pertinent statements and representations of officers, directors and responsible representatives of the Seller.
We have not undertaken an independent field investigation to verify the accuracy of this information, and express no opinion regarding technical matters or matters that would require on-scene knowledge of the System's operations, technical or engineering matters, or local franchising matters.

          Based upon and limited by the foregoing and except as set forth in Schedule II hereto, we are of the opinion that, as of the date set forth above:

     1. Seller holds all licenses, permits and authorizations required from the FCC to operate the System in the manner in which we have been advised that it is being operated, which licenses, permits and authorizations are listed in Schedule I hereto. Each such license, permit and authorization has been issued by the FCC, remains in full force and effect, and transfer thereof to Buyer on the Closing Date as defined in the Agreement has been approved by the FCC, to the extent such approval is required.

     2. All materially required FCC filings required to be made by Seller in connection with its operation of the System have been made, including, but not limited to, Registration Statements and FCC Annual Report Forms 325, Schedule A, to the extent such forms are required. All FCC authorizations needed to utilize the frequencies currently used by the Systems have been obtained.

     3. Basic Signal Leakage Performance Reports (FCC Annual Report Forms 320) for 1990-1996, are on file with the FCC for each community unit operated by the System. Although those forms indicate passing test results, we render no opinion as to the methodology or accuracy of the actual measurements taken.

     4. EEO Annual Report Forms 395(A) have been filed with the FCC for each employment unit associated with the System for calendar years 1988-1996. Except as noted in Schedule II, the employment unit has been certified by the FCC for calendar years 1988-1996.

     5. To the best of our knowledge, Seller has provided subscriber privacy notices to subscribers of the System on an annual basis since 1986. Seller also provides these notices to new subscribers at the time of installation. Our opinion is limited to the fact that such notices have been provided, and we express no opinion as to whether the contents of such notices comply with the requirements of the Communications Act or FCC regulations.

     6. To the best of our knowledge, based on information provided by Seller, the System is carrying all of the "must-carry" signals required to be carried pursuant to Federal Law. To the best of our knowledge, based on information provided by Seller, Seller has obtained all necessary retransmission consents for the broadcast signals currently carried on the system. Except as set forth in
Schedule II hereto, to the best of our knowledge, based on information provided by Seller, there have been no "must carry" complaints filed at the FCC against the System.

     7. Based solely upon the information provided by Seller as to antenna structure, height, location and proximity to any aircraft landing areas, all antenna structures that we have been advised as being utilized by Seller in connection with its operation of the System are in compliance with the FCC s tower registration requirements. These antenna structures are listed in Schedule I hereto. We express no opinion as to compliance with any requirements of Part 17 of the FCC s rules (such as antenna structure, marking and lighting requirements) other than those delineating the circumstances under which notification to the Federal Aviation Administration and FCC is required.

     8. There is no FCC judgment, decree or order which has been issued against Seller with respect to the system, nor is there any FCC action, proceeding or investigation pending or, to the best of our knowledge, threatened by the FCC against Seller with respect to the System.

     9. The timely filing of the periodic Statements of Account and accompanying royalty fees qualifies the Seller for a compulsory license for the carriage of the broadcast signals utilized by the System. Seller has filed all required Statements of Account and supplements thereto, and, to the best of our knowledge, has timely paid its statutory royalties for all accounting periods beginning at least as early as the first accounting period of 1993, and all primary transmissions listed in the latest Statements of Account qualify for a compulsory copyright license. Although we render no opinion as to the methodology or calculations used to determine "gross receipts" for copyright purposes, there have been no inquiries received from the Copyright Office or any other party which challenge or question either the computation or amount of any royalty payments or the validity of the Statements of Account, and there is no claim, action or demand for copyright infringement or for non-payment of royalties, pending or, to the best of our knowledge, threatened against the Seller.

     10. Except for any necessary FCC approvals which have been obtained, the execution, delivery and performance of this Agreement does not require the approval of the FCC, will not result in any violation of the rules and regulations of the FCC, and will not cause any forfeiture or impairment of any FCC license, authorization or permit of Seller.

          This opinion has been prepared solely for your use in connection with the closing of transactions under the Agreement, and may not be relied upon by, filed with or furnished to any other person or entity without the prior written consent of this firm.

                                   Very truly yours,

                                   COLE, RAYWID & BRAVERMAN, L.L.P.


                                   By:_________________________

                             AMERICAN CABLE TV INVESTORS 5, LTD.
                           AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                                               Exhibit H

                                  Noncompetition Agreement




     NONCOMPETITION AGREEMENT dated as of _____________, 1997 (the "Closing Date") among TCI Communications, Inc., a Delaware corporation ("TCIC"), Tele-Communications, Inc. ( TCI ) and Rifkin Acquisition Partners, L.L.L.P., a Colorado limited liability limited partnership ("Rifkin").


                                 Recitals

     A. Each of TCI and TCIC is an indirect parent entity of the general partner of American Cable TV Investors 5, Ltd. ("ACT 5").

     B. ACT 5 and Rifkin have entered into an Asset Purchase Agreement, dated as of __________, 1996 (the "Agreement"), pursuant to which on the date hereof ACT 5 has conveyed to Rifkin substantially all of the assets of ACT 5's cable television system operating in the Franchise Areas set forth on Exhibit A attached hereto (the "System").

     C. The Agreement provides that, as a condition to Rifkin's obligation to perform each of its obligations at Closing under the Agreement, TCI and TCIC will execute and deliver this Noncompetition Agreement.

     D. As consideration for TCI and TCIC, in addition to ACT 5 and IR-TCI Partners V, L.P., each entering into a covenant not to compete, Rifkin will pay to ACT 5 a portion of the Purchase Price equal to $_____________ [to be agreed upon by Rifkin and ACT 5 prior to Closing].

     E. All capitalized terms not otherwise defined herein shall have the meanings ascribed in the Agreement.

     Accordingly, the parties agree as follows:

     7.   Acknowledgements.   Each of TCI, TCIC and Rifkin
acknowledges that the agreements and covenants contained herein are essential to protect the Business of ACT 5 acquired by Rifkin pursuant to the Agreement.

     8. Covenant Not to Compete. For the period commencing on the Closing Date and expiring on the third anniversary thereof, each of TCI and TCIC shall not, and shall cause its Affiliates which it controls, not to, without the prior written consent of Rifkin, to compete with Rifkin by selling or attempting to provide any wireline cable television services, data transmission, telephone services or security alarm monitoring (but specifically excluding video programming provided by TCI or its Affiliates to other cable television operators) delivered by means of terrestrial cable within a 20 mile radius of the areas served by the System on the Closing Date. This paragraph 2 shall not be applicable to InterMedia Partners or any Affiliate of InterMedia Partners of which Leo J. Hindrey, Jr. is currently, directly or indirectly, the managing general partner.

     3.   Scope of Noncompetition Agreement.  The scope of this
Noncompetition Agreement in time, geography and types and limits of activities is reasonable and necessary for the protection of Buyer.

     4. Rights and Remedies Upon Breach; Specific Performance. Because of the unique nature of the assets comprising the System, Rifkin will not have an adequate remedy at law if TCI or TCIC breaches this Noncompetition Agreement. Accordingly, Rifkin shall be entitled upon application to any court of competent jurisdiction, to an injunction prohibiting any violation of this Noncompetition Agreement, in addition to any other rights or remedies to which Rifkin may be entitled at law or in equity. Each of TCI and TCIC hereby waives and covenants not to assert in any action or proceeding, any claim or defense that there exists an adequate remedy at law for breach of this Noncompetition Agreement.

     5. Blue-Penciling. If this Noncompetition Agreement is found by any court of competent jurisdiction to be too broad in extent, whether as to activities restricted, the time period of such restrictions or geographic areas in which such activities are restricted, this Noncompetition Agreement shall nevertheless remain effective but shall be deemed amended to the extent considered by such court to be reasonable, and shall be fully enforceable as so amended.

     6. Assignment; Amendment. All of the terms and provisions of this Noncompetition Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors and permitted assigns. This Noncompetition Agreement shall not be assignable by TCI or TCIC without the prior written consent of Rifkin. This Noncompetition Agreement may be amended only by written agreement of the parties hereto.

     7. Applicable Law. The validity, performance and enforcement of this Noncompetition Agreement shall be governed by the laws of the State of New York.

     IN WITNESS WHEREOF, the parties have executed this Noncompetition Agreement as of the date first written above.


                              TELE-COMMUNICATIONS, INC.

                              By:__________________________
                                    Name:
                                    Title:

                              TCI COMMUNICATIONS, INC.

                              By:__________________________
                                    Name:
                                    Title:

                              RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                              By:__________________________
                                    Name:
                                    Title:

        EXHIBIT A



Shelbyville System:

     City of Shelbyville
     Bell Buckle
     Wartrace
     Bedford County

Manchester System:

     City of Manchester
     Coffee County

                    AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                                            Schedule 1.1
                                         Subscriber Rates


Shelbyville:                       Monthly Subscriber Rates
                                   Effective June 30, 1996


Basic Subscriber Rate:                                $  9.94
Expanded Basic Services Rate:                           10.65
     Total Basic and Expanded Basic:                   $20.59

Manchester:                        Monthly Subscriber Rates
                                   Effective June 30, 1996

Basic Subscriber Rate:                               $ 10.33
Expanded Basic Services Rate:                          10.83
     Total Basic and Expanded Basic:                   21.16

                   AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                                            Schedule 1.2
                                              Consents

1.   City of Shelbyville.

2.   City of Bell Buckle.*

3.   Town of Wartrace*

4.   City of Manchester.

5.   Coffee County.**

6.   Bedford County (expiring 10/7/2006) **

7.   Bedford County (expiring 4/10/97)**

8.   Duck River Electric Membership Corporation, pursuant to a
     License Agreement for Pole Attachments, dated May 14, 1988, between Duck River Electric Membership Corporation and American Cable TV Investors 5, Ltd.

9. Shelbyville Electric Power, Water & Sewerage System, pursuant to a Pole Attachment Agreement, dated June 1, 1994, between
     Shelbyville Electric Power, Water & Sewerage System and American Cable TV Investors 5, Ltd.

10.  BellSouth Telecommunications, Inc., pursuant to a License
     Agreement for Pole Attachments, dated June 1, 1993, between
     BellSouth Telecommunications, Inc. and American Cable TV
     Investors 5, Ltd.

11.  Omkar, Inc. d/b/a Hampton Inn, pursuant to a Bulk Cable
     Television Multiple Unit Agreement, dated January 1, 1995, between Omkar, Inc. d/b/a Hampton Inn and American Cable TV
     Investors 5, Ltd.**

12. Ambassador Motel, pursuant to a Bulk Cable Television Multiple Unit Agreement, dated January 1, 1996, between American Cable TV Investors 5, Ltd. and Ambassador Motel.**

13.  Travelers Inn, pursuant to a Bulk Multiple Unit Service
     Agreement, dated January 1, 1995, between Travelers Inn and
     American Cable TV Investors 5, Ltd.**

14.  Scottish Inn, pursuant to a Cable Television Multiple Unit
     Agreement, dated January 1, 1995, between Scottish Inn and
     American Cable TV Investors 5, Ltd.**

15. D and M Associates, Inc. d/b/a Days Inn of Manchester, pursuant to a Bulk Cable Television Multiple-Unit Agreement, dated
     January 1, 1995, between D and M Associates, Inc. d/b/a Days Inn of Manchester and American Cable TV Investors 5, Ltd.**

16. Cumberland Inn, pursuant to a Bulk Cable Television Multiple-Unit Agreement, dated January 1, 1995, between Cumberland Inn and American Cable TV Investors 5, Ltd.**

17. Comfort Inn, pursuant to a Bulk Cable Television Multiple-Unit Agreement, dated January 1, 1995, between Comfort Inn and
     American Cable TV Investors 5, Ltd.**

18. R.K. Corporation, pursuant to a Bulk Cable Television Multiple-Unit Agreement, dated January 1, 1995, between R.K. Corporation (Econolodge) and American Cable TV Investors 5, Ltd.**

19.  Lenders, pursuant to a Revolving Credit Agreement, dated
     June 30, 1992, among American Cable TV Investors 5, Ltd.,
     Various Financial Institutions and Bank of America f/k/a
     Continental Bank, N.A. and NationsBank of Texas, N.A., inclding all financing and security documents relating thereto.

20. Glenoak Convalescent Center, pursuant to a Bulk Cable Television Multiple Unit Agreement, dated January 1, 1995, between American Cable TV Investors 5, Ltd. and Glenoak Convalescent Center.**

21. Shelbyville Inn, pursuant to a Bulk Cable Television Multiple Unit Agreement, dated January 1, 1995, between American Cable TV Investors 5, Ltd. and the Shelbyville Inn.**

22.  Shelbyville Housing Authority, pursuant to a Bulk Cable
     Television Multiple Unit Agreement, dated January 1, 1995, between Shelbyville Housing Authority and American Cable TV
     Investors 5, Ltd.**

23. Federal Communications Commission for the transfer of licenses listed on Schedule 1.5.*

24. TCI Cablevision Associates, Inc. f/k/a Daniels & Associates, Inc., pursuant to a Management Agreement, dated May 14, 1987, between TCI Cablevision Associates, Inc. f/k/a Daniels & Associates, Inc. and American Cable TV Investors 5, Ltd.

25. Lloyd Simmons and Peggy Simmons, pursuant to a Lease Agreement, dated January 16, 1992, between Lloyd Simmons and Peggy Simmons and American Cable TV Investors 5, Ltd.*

26.  Manchester Partners, pursuant to a Lease, dated November 12,
     1991, between Manchester Partners and American Cable TV
     Investors 5, Ltd. d/b/a United Artists Cable of Tennessee, as amended December 1, 1993.*

                   AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                                Schedule 1.3
                                  Equipment




DISTRIBUTION EQUIPMENT:

                            Shelbyville             Manchester
                            -----------             ----------

Year Upgraded/Rebuilt:          1988                     1980

Homes Passed at 12/31/95:      7,796                    6,628

Miles of Plant:
   Aerial                       160.1                    183.7

   Underground                    2.3                      7.7

                                -----                   ------
     Total                      162.4                    191.4

Density:                         48                        35


 Channels:
   Channel Capacity:

   In Use:
       Basic:                    14                        15
       Expanded Tier:            17                        17
       Premium:                   5                         5
       PPV/Other:                 1                         1
                                 ---                        --

           Total:                37                        38

Bandwidth:                    300 MHz                   300MHz

Cable:
  Fiber:            12.8 miles 6 count        5.8 miles 6 count
  Trunk:            CommScope .875 and .750   CommScope .875 and
                                              .750
  Feeder:           CommScope .625 and .500   CommScope .625 and
                                             .500
  Drops:            RG-6, RG-11               RG-6

Plant Electronics:
  Amplifiers        SA push/pull              SA
  Longest Amplifier
    Cascade         23                        27

Taps:               Regal, Magnavox           SA, Regal,
Magnavox, RMS
Premium Security:
  Addressable       No                        No
  Positive/         Eagle Negative E,G,H,I    Positive traps
Channels
   Negative Traps   Positive 12               7,12,R,F,H

Converters:
  Addressable       Jerrold 550               Jerrold 550
  Standard          Regal RR-92               Regal, Hamlin

HEADEND EQUIPMENT:

                            Shelbyville                Manchester
                            -----------                ----------

Headend Location:    823 Wartrace Bell Buckle Rd     596 Perry
Road
                     Wartrace, TN                    Manchester,
TN

Headend Site -
  Owned/Leased:      Owned                           Owned

Tower Type/Size:     180' Guyed                      250' Guyed

Earth Stations:      1-SA 4.5 meter                  2-6 meter
                     1-Anixter 5.0 meter             1-5 meter
                     1-Comtek 3.8 meter              1-4.5 meter
                                                     1-2.8 meter

Receivers:           29-SA 6600                      30-SA 6600
                     3-Jerrold Commander IV          2-Wegener
1601

Processors:          75-SA 6150                      8-SA 6150

Stereo Encoders:     N/A                             1-Jerrold
Commander IV

Scrambler/Encoders:  1-Pico                          5-Eagle
EE-2001

Descramblers:        29-Videocipher II               28-Eagle
Videocipher I

Ad Insertion         2-Sony 3/4 inch
2-Channelmatic
 Equipment:                                            Switcher
CCV-202A
                     1-Channel control unit 202      2-Sony
Player VP-7020
                     1-Channelmatic Network
1-B-Mac/Compression
                       Switcher                        DRD
                                                     2-SA
Modulator 6330

Backup Power Supply  1 General propane generator     General
93A04822-S
                                                     1-AT&T
Lightguide

Distribution Shelf
                                                     1-AT&T
LaserLink II
                                                       Laser
                                               1-Weather Star

                     VEHICLE LIST:
                     -------------
                         MAKE/   VEHICLE IDENTIFICATION   OWNED/
     SYSTEM       YEAR   MODEL           NUMBER           LEASED
     ------       ----   -----          ------            ------
Shelbyville

                  1993    GMC       1GTEC14H1PZ537176      Owned
                          1500

                  1993    GMC       1GTEC14H7PZ537036      Owned
                          1500

                  1992    GMC       1GDKC34N6NJ522040      Owned
                          1500

                  1992    GMC       1GTEC14H3NZ532428      Owned
                          1500
                          ----
  Total Number of          4
   Vehicles

Manchester

                  1996    GMC       1GDKC34J9TJ513228      Owned
                          3500
                          HDCC
                         bucket
                         truck

                  1995    GMC       1GTEC14H5SZ517814      Owned
                          1500
                         Sierra

                  1994    GMC       1GTEC14H8CE541378      Owned
                          1500
                         Sierra

                  1993    GMC       1GTEC14H9PZ537216      Owned
                          1500
                         Sierra

                  1992    GMC       1GTEC14H8NZ532294      Owned
                          1500
                         Sierra
                         ------
  Total Number of           5
    Vehicles

TOTAL VEHICLES              9

                   AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV SOUTHERN TENNESSEE

                               Schedule 1.4
                             Franchise Areas


Shelbyville System:

     Franchise Authority
     -----------------------
          City of Shelbyville
          City of Bell Buckle
          Town of Wartrace
          Bedford County

Manchester System:

     Franchise Authority
     -----------------------
          City of Manchester
          Coffee County

                AMERICAN CABLE TV INVESTORS 5, LTD.
               AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                              Schedule 1.5

                          Governmental Permits






Franchise Authority:            Expiration Date:       Franchise
                                                         Fee:
----------------------        ----------------     --------------
City of Shelbyville cable       03/10/2005            5%
television francise.*

City of Bell Buckle cable       08/08/2000            None
television franchise.*

Town of Wartrace cable          08/08/2000            None
television franchise.*

City of Manchester cable        01/19/2026            3%***
television franchise.**

Coffee County cable             01/19/2006            3%***
television franchise.*

County of Bedford cable         10/07/2006            5%
television franchise.**

County of Bedford cable         04/10/1997            None
television franchise.**



 FCC Licenses and Registrations:
--------------------------------------

Type      Call Sign      City, State              Expiration Date
------    ---------      --------------          ----------------
ES        WJ78           Shelbyville, TN           8/28/2001
ES        WU36           Manchester, TN            9/19/2004
IB *      WSZ739         Shelbyville, TN           9/02/97

*    Consent required to transfer.
**   Notice only required.
*** The relevant franchise agreements allow the respective franchise authority, with proper notice, to increase the franchise fee up to 5%.

                    AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                               Schedule 1.6
                          Permitted Encumbrances
                                  None.

                   AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                               Schedule 1.7
                               Real Property

LEASED PROPERTY:

  System               Lessor            Use          Address

-----------        -----------------   -------   --------------------

Shelbyville        Lloyd Simmons and    Office   209 Thompson Street
                   Peggy Simmons                 Shelbyville

Manchester         Manchester Partners  Office   2161 Hillsboro Blvd.
                                                 Manchester


OWNED PROPERTY:

  System               Use/System                     Address
-----------        ------------------        -------------------

Shelbyville              Headend                 823 Bell Buckle/
                                                 Wartrace Road
                                                 Wartrace

Manchester*              Headend                 596 Perry Road
                                                 Manchester


* Lease expired. Request for renewal has been made, but lessor has not responded.

                    AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                               Schedule 1.8
                             Seller Contracts


1. License Agreement for Pole Attachments, dated May 14, 1988, between Duck River Electric Membership Corporation and American Cable TV Investors 5, Ltd.

2. License Agreement for Pole Attachments, dated June 1, 1993, between BellSouth Telecommunications, Inc. and American Cable TV Investors 5, Ltd.

3.   Pole Attachment Agreement, dated June 1, 1994, between
     Shelbyville Electric Power, Water & Sewerage System and American Cable TV Investors 5, Ltd.

4. Bulk Cable Television Multiple Unit Agreement, dated January 1, 1995, between Omkar, Inc. d/b/a Hampton Inn and American Cable TV Investors 5, Ltd.

5. Bulk Cable Television Multiple Unit Agreement, dated January 1, 1996, between American Cable TV Investors 5, Ltd. and Ambassador Motel.

6. Bulk Multiple Unit Service Agreement, dated January 1, 1995, between Travelers Inn and American Cable TV Investors 5, Ltd.

7. Cable Television Multiple Unit Agreement, dated January 1, 1995, between Scottish Inn and American Cable TV Investors 5, Ltd.

8. Bulk Cable Television Multiple-Unit Agreement, dated January 1, 1995, between D and M Associates, Inc. d/b/a Days Inn of
     Manchester and American Cable TV Investors 5, Ltd.

9. Bulk Cable Television Multiple-Unit Agreement, dated January 1, 1995, between Cumberland Inn and American Cable TV Investors 5, Ltd.

10. Bulk Cable Television Multiple-Unit Agreement, dated January 1, 1995, between Comfort Inn and American Cable TV Investors 5,
     Ltd.

11. Bulk Cable Television Multiple-Unit Agreement, dated January 1, 1995, between R.K. Corporation (Econolodge) and American Cable TV Investors 5, Ltd.

12. Revolving Credit Agreement, dated June 30, 1992, among American Cable TV Investors 5, Ltd., Various Financial Institutions and Bank of America, Illinois f/k/a Continental Bank, N.A. and NationsBank of Texas, N.A., and all financing and security arrangements relating thereto.

13.  Management Agreement, dated May 14, 1987, between TCI
     Cablevision Associates, Inc. f/k/a Daniels & Associates, Inc. and American Cable TV Investors 5, Ltd.

14. Easement and Construction Agreement, dated September 21, 1993, between American Cable TV Investors 5, Ltd. d/b/a United Artists Cable of Tennessee and Pat Marsh.

15. Easement and Construction Agreement, dated September 1, 1993, between American Cable TV Investors 5, Ltd. d/b/a United Artists Cable of Tennessee and R.S. Pollaek.

16. Letter Agreement Authorizing Right-of-Way, dated August 6, 1993, between American Cable TV Investors 5, Ltd. d/b/a United Artists Cable of Tennessee and George Dennis.

17. Easement and Construction Agreement, dated September 1, 1993, between American Cable TV Investors 5, Ltd. d/b/a United Artists Cable of Tennessee and Erine Dill.

18. Easement and Construction Agreement, dated September 24, 1993, between American Cable TV Investors 5, Ltd. d/b/a United Artists Cable of Tennessee and William D. Hart.

19. Lease Agreement, dated January 16, 1992, between Lloyd Simmons and Peggy Simmons and American Cable TV Investors 5, Ltd.

20. Lease, dated November 12, 1991, between Manchester Partners and American Cable TV Investors 5, Ltd. d/b/a United Artists Cable of Tennessee, as amended December 1, 1993, as renewed November 27, 1993 between American Cable TV Investors 5, Ltd. d/b/a United Artists Cable of Tennessee and Parkemoore Management Corporation, as agent, as renewed October 11, 1994 between American Cable TV Investors 5, Ltd. d/b/a United Artists Cable of Tennessee and Brandywine Real Estate Management Services Corporation, as agent.

21. Warranty Deed, dated April 21, 1993, between Vicki Bramblett and American Cable TV Investors 5, Ltd.

22.  Cable Television Easement and Maintenance Agreement, dated
     September 15, 1993, between The Webb School and American Cable TV Investors 5, Ltd, as amended on September 26, 1995.

23. Bulk Multiple Unit Service Agreement, dated January 1, 1995, between American Cable TV Investors 5, Ltd. and Blue Ribbon Inn, as amended on March 20, 1996.

24. Bulk Multiple Unit Service Agreement, dated January 1, 1995, between Budget Motel and American Cable TV Investors 5, Ltd.

25. Bulk Multiple Unit Service Agreement, dated January 1, 1995, between American Cable TV Investors 5, Ltd. and Suburban Motel.

26. Bulk Multiple Unit Service Agreement, dated January 1, 1995, between American Cable TV Investors 5, Ltd. and the Magnolia
     Motel, as amended on February 1, 1995.

27. Bulk Cable Television Multiple Unit Agreement, dated January 1, 1995, between American Cable TV Investors 5, Ltd. and Glenoak Convalescent Center.

28. Bulk Cable Television Multiple Unit Agreement, dated January 1, 1995, between Shelbyville Housing Authority and American Cable TV Investors 5, Ltd.

29. Amendment to Bulk Cable Television Agreement, dated January 1, 1995, between American Cable TV Investors 5, Ltd. and Shivani Corporation.

30. Bulk Multiple Unit Service Agreement, dated January 1, 1995, between American Cable TV Investors 5, Ltd. and Thompson Motel.

31. Bulk Cable Television Multiple Unit Agreement, dated January 1, 1995, between American Cable TV Investors 5, Ltd. and the
     Shelbyville Inn.

32. Bulk Multiple Unit Service Agreement, dated January 1, 1995, between American Cable TV Investors 5, Ltd. and A.L. Stephenson.

33. Bulk Multiple Unit Service Agreement, dated February 24, 1995, between American Cable TV Investors 5, Ltd. and John Roche
     (Oakwood Park).

34. Bulk Multiple Unit Service Agreement, dated March 3, 1995, between American Cable TV Investors 5, Ltd. and Idrihd Vohre
     (Bedford Motor Court).

35. Cable Television Bulk Billing Agreement, dated October 25, 1991, between Bedford County General Hospital and American Cable TV Investors 5, Ltd, as amended on March 14, 1996.

36. Bulk Multiple Unit Service Agreement, dated January 1, 1995, between American Cable TV Investors 5, Ltd. and Trucker s Inn.

37. Bulk Multiple Unit Service Agreement, dated January 1, 1995, between American Cable TV Investors 5, Ltd. and Best Western/Old Fort Motor Inn.

38. Bulk Multiple Unit Service Agreement, dated January 1, 1995, between American Cable TV Investors 5, Ltd. and Professional
     Manor.

39. Bulk Multiple Unit Service Agreement, dated January 1, 1995, between American Cable TV Investors 5, Ltd. and Coffee County Medical Center.

40. Bulk Multiple Unit Service Agreement, dated January 1, 1995, between American Cable TV Investors 5, Ltd. and Park Motel.

41. Retransmission Consent Agreement, dated September 17, 1993, between WSMV and American Cable TV Investors 5, Ltd. d/b/a
     United Artists Cable of Tennessee.

42. Retransmission Consent Agreement, dated September 2, 1993, between WTVF and American Cable TV Investors 5, Ltd. d/b/a
     United Artists Cable of Tennessee.

                   AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                               Schedule 1.9
                                  System

          American Cable TV of Southern Tennessee comprising the
System included in the Franchise Areas set forth in Schedule 1.4.

                  AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                               Schedule 4.2
                              Excluded Assets


          Revolving Credit Agreement, dated June 30, 1992, among
American Cable TV Investors 5, Ltd., Various Financial Institutions and Bank of America, Illinois f/k/a Continental Bank, N.A. and
NationsBank of Texas, N.A., and all financing and security documents relating thereto.

                    AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                              Schedule 5.3(b)
        Violations of Partnership Agreement and Legal Requirements


          If consents to transfer the franchises and FCC licenses listed on Schedule 1.5 are not obtained or notice is not given as required by the terms of the underlying documents, Seller may be deemed to have violated a Legal Requirement.

          If consents to the assignment of the following agreements are not obtained or notices are not given as required by the terms of the agreements, such agreements may be terminated:

1. License Agreement for Pole Attachments, dated May 14, 1988, between Duck River Electric Membership Corporation and American Cable TV Investors 5, Ltd.

2. License Agreement for Pole Attachments, dated June 1, 1994, between Shelbyville Electric Power, Water & Sewerage System and American Cable TV Investors 5, Ltd.

3. License Agreement for Pole Attachments, dated June 1, 1993, between BellSouth Telecommunications, Inc. and American Cable TV Investors 5, Ltd.

4.   Management Agreement, dated May 14, 1987, between TCI
     Cablevision Associates, Inc. f/k/a Daniels & Associates, Inc. and American Cable TV Investors 5, Ltd.

5. Bulk Cable Television Multiple Unit Agreement, dated January 1, 1995, between Omkar, Inc. d/b/a Hampton Inn and American Cable TV Investors 5, Ltd.

6. Bulk Cable Television Multiple Unit Agreement, dated January 1, 1996, between Ambassador Motel and American Cable TV Investors 5, Ltd.

7. Bulk Multiple Unit Service Agreement, dated January 1, 1995, between Travelers Inn and American Cable TV Investors 5, Ltd.

8. Cable Television Multiple Unit Agreement, dated January 1, 1995, between Scottish Inn and American Cable TV Investors 5, Ltd.

9. Bulk Cable Television Multiple Unit Agreement, dated January 1, 1995, between D and M Associates d/b/a Days Inn of Manchester and American Cable TV Investors 5, Ltd.

10. Bulk Cable Television Multiple Unit Agreement, dated January 1, 1995, between Cumberland Inn and American Cable TV Investors 5, Ltd.

11. Bulk Cable Television Multiple Unit Agreement, dated January 1, 1995, between Comfort Inn and American Cable TV Investors 5,
     Ltd.

12. Bulk Cable Television Multiple Unit Agreement, dated January 1, 1995, between R.K. Corporation (Econolodge) and American Cable TV Investors 5, Ltd.

13. Revolving Credit Agreement, dated June 30, 1992, among American Cable TV Investors 5, Ltd., various financial institutions and Bank of America f/k/a/ Continental Bank, N.A. and NationsBank of Texas, N.A., including all financing and security documents relating thereto.

14. Bulk Cable Television Multiple Unit Agreement, dated January 1, 1995, between Glenoak Convalescent Center and American Cable TV Investors 5, Ltd.

15. Bulk Cable Television Multiple Unit Agreement, dated January 1, 1995, between the Shelbyville Inn and American Cable TV
     Investors 5, Ltd.

16. Bulk Cable Television Multiple Unit Agreement, dated January 1, 1995, between Shelbyville Housing Authority and American Cable TV Investors 5, Ltd.

17. The agreements marked with an asterisk on Schedule 1.2 represent Required Consents.

18. Lease Agreement, dated January 16, 1992, between Lloyd Simmons and Peggy Simmons and American Cable TV Investors 5, Ltd.

19. Lease, dated November 12, 1991, between Manchester Partners and American Cable TV Investors 5, Ltd. d/b/a United Artists Cable of Tennessee, as amended December 1, 1993, as renewed November 27, 1993 between American Cable TV Investors 5, Ltd. d/b/a United Artists Cable of Tennessee and Parkemoore Management Corporation, as agent, as renewed October 11, 1994 between American Cable TV Investors 5, Ltd. d/b/a United Artists Cable of Tennessee and Brandywine Real Estate Management Services Corporation, as agent.

                    AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                               Schedule 5.4
                             Complete Systems


          None.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                               Schedule 5.5
                      Encumbrances on Seller s Title

          Assets of American Cable TV Investors 5, Ltd. have been pledged as collateral under the Revolving Credit Agreement, dated as of June 30, 1992, among American Cable TV Investors 5, Ltd., Various Financial Institutions and Bank of America, Illinois f/k/a Continental Bank, N.A. and NationsBank of Texas, N.A. (including all financing and security documents relating thereto). All encumbrances related to the foregoing shall be satisfied and removed at or prior to Closing by Seller and the Lenders thereto.

                    AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                               Schedule 5.7
                               Environmental

          None.

                    AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                               Schedule 5.8
                            Compliance with Law

          As of the date of this Agreement, Seller may not have paid the 5% franchise fee in connection with the County of Bedford cable television franchise.

                    AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                               Schedule 5.12
                             Legal Proceedings

          None.

                    AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                             Schedule 5.13(c)
                            Employment Matters

          None.

                    AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                             Schedule 5.13(d)
                                 Employees


SYSTEM                   NAME                   SALARY/WAGES
------              --------------              ------------
 Office/Administration

Shelbyville         Marie Faris                  $32,175/year
Shelbyville         Sandy Gilmore                $10.50/hour
Shelbyville         Kristie Bryan                $8.80/hour
Shelbyville         Keri McCullough              $7.50/hour
Manchester          Deborah Amacher              $32,175/year
Manchester          Jeanette Gray                $6.75/hour
Manchester          Karen Paulsen                $7.50/hour
Manchester          Joy Malone                   $9.10/hour

  Technical

Shelbyville         Billy Watkins                $15.50/hour
Shelbyville         Stan Marsh                   $ 8.75/hour
Shelbyville         Jamie Boyce                  $10.66/hour
Shelbyville         Mark Bryant*                 $ 7.50/hour
Manchester          Terry Sanders*               $ 7.00/hour
Manchester          Brian Langham                $12.00/hour
Manchester          Michael Jones                $11.50/hour
Manchester          Shannon Frame                $ 7.75/hour



* Not employed as of June 30, 1996. Chris Stone was employeed during such period, and earned $11.00/hour until his employment terminated in August of 1996.

                    AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                             Schedule 5.13(e)
                              Employer Plans


CIGNA Health Maintenance Organization.

CIGNA Preferred Provider Organization Plan.

1995 TCI Benefits Plan.

                    AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                               Schedule 5.14

                            System Information

                            as of June 30, 1996



Number of Equivalent Basic Subscribers:           11,471

Number of Subscribers of Expanded
 Basic Services:                                  10,555

Bandwidth:                                        300 MHz

Homes Passed by the System:                       14,504

Number of Miles of Plant:                         361.02


Channel Lineup:

SHELBYVILLE:                             MANCHESTER:

Budget Cable:                            Budget Cable:

  2  WKRN     ABC Nashville     2 WKRN            Nashville
  3  WZTV     FOX Nashville     3 WZTV            FOX Nashville
  4  WSMV     NBC Nashville     4 WSMV            Nashville
  5  WTVF     CBS Nashville     5 WTVF            CBS Nashville
  6  QVC                        6 LOCAL
  7  LOCAL                      7 SHOWTIME*
  8  WDCN     PBS Nashville     8 WDCN            PBS Nashville
  9  C-SPAn                     9 Cspan
 10  The Family Channel         10 WHTN
 11  The Weather                11 The Weather
     Channel                       Channel
 12  Encore*                    12 Encore*
 13  CMT                        13 CMT
 14  WHTN                       14 The Family Channel
 15  Arts &                     15 DISNEY*
     Entertainment
 16  WXMT-Channel 30 Nashville  16 WXMT
                                17 Arts & Entertainment
                                18 QVC
                                19 HBO*
                                20 Nickelodeon



SHELBYVILLE:                             MANCHESTER:


Plus Service:                            Plus Service:

 17 USA                                  21 CINEMAX*
 18 CINEMAX*                             22 American
                                            Movie Classics
 20 HBO*                                 23 CNN Cable
                                            News Network
 21 SHOWTIME*                            24 MTV
 22 DISNEY*                              25 TBS Atlanta
                                            Superstation
 23 CNN Cable
    News Network                         26 WGN Chicago
                                            Superstation
 24 TBS                Atlanta           27 ESPN
                       Superstation
 25 Discovery                            28 Discovery
 26 VH-1                                 29 TNN The
                                            Nashville
                                            Network
 27 WGN                Chicago           30 CNBC
                       Superstation
 28 TNT Turner                           31 VH-1/Comedy
    Network                                 Central
    Television
 29 American                             32 The Nostalgia
    Movie Classics                          Channel
 30 TNN the Nashville                    33 Headline News
    Network
 31 MTV                                  34 Sportsouth
 32 CNBC                                 35 USA
 33 Nickelodeon                          36 TNT Turner
                                            Network
                                            Television
 34 Headline News                        37 Lifetime
 35 Sportsouth                           38 BET Black
                                            Entertainment
                                            Television
 36 ESPN                                 40 Pay Per View
 37 Lifetime
 38 BET Black Entertainment TV
 40 Pay Per View

    * Available for an additional monthly fee.

                    AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                               Schedule 5.16
                                   Taxes

          All Tax Returns required to be filed for the year ended
December 31, 1996 and Taxes due or payable on such Tax Returns are anticipated to be filed and paid by Seller no later than June
30, 1997.

                   AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                              Schedule 6.3(a)
             Consents to be Obtained or Waived by Closing Date


          None.

                    AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                                 Exhibit H

                         Noncompetition Agreement




     NONCOMPETITION AGREEMENT dated as of _____________, 1997 (the "Closing Date") among TCI Communications, Inc., a Delaware corporation ("TCIC"), Tele-Communications, Inc. ( TCI ) and Rifkin Acquisition Partners, L.L.L.P., a Colorado limited liability limited partnership ("Rifkin").


                                 Recitals

     A. Each of TCI and TCIC is an indirect parent entity of the general partner of American Cable TV Investors 5, Ltd. ("ACT
5").

     B. ACT 5 and Rifkin have entered into an Asset Purchase Agreement, dated as of__________, 1996 (the "Agreement"), pursuant to which on the date hereof ACT 5 has conveyed to Rifkin substantially all of the assets of ACT 5's cable television system operating in the Franchise Areas set forth on Exhibit A attached hereto (the "System").

     C. The Agreement provides that, as a condition to Rifkin's obligation to perform each of its obligations at Closing under the Agreement, TCI and TCIC will execute and deliver this Noncompetition Agreement.

     D. As consideration for TCI and TCIC, in addition to ACT 5 and IR-TCI Partners V, L.P.,each entering into a covenant not to compete, Rifkin will pay to ACT 5 a portion of the Purchase Price equal to $_____________ [to be agreed upon by Rifkin and ACT 5 prior to Closing].

     E. All capitalized terms not otherwise defined herein shall have the meanings ascribed in the Agreement.

     Accordingly, the parties agree as follows:

     17.  Acknowledgements.   Each of TCI, TCIC and Rifkin
acknowledges that the agreements and covenants contained herein are essential to protect the Business of ACT 5 acquired by Rifkin pursuant to the Agreement.

     18. Covenant Not to Compete. For the period commencing on the Closing Date and expiring on the third anniversary thereof, each of TCI and TCIC shall not, and shall cause its Affiliates which it controls, not to, without the prior written consent of Rifkin, to compete with Rifkin by selling or attempting to provide any wireline cable television services, data transmission, telephone services or security alarm monitoring (but specifically excluding video programming provided by TCI or its Affiliates to other cable television operators) delivered by means of terrestrial cable within a 20 mile radius of the areas served by the System on the Closing Date. This paragraph 2 shall not be applicable to InterMedia Partners or any Affiliate of InterMedia Partners of which Leo J. Hindrey, Jr. is currently, directly or indirectly, the managing general partner.

     3.   Scope of Noncompetition Agreement.  The scope of this
Noncompetition Agreement in time, geography and types and limits of activities is reasonable and necessary for the protection of Buyer.

     4. Rights and Remedies Upon Breach; Specific Performance. Because of the unique nature of the assets comprising the System, Rifkin will not have an adequate remedy at law if TCI or TCIC breaches this Noncompetition Agreement. Accordingly, Rifkin shall be entitled upon application to any court of competent jurisdiction, to an injunction prohibiting any violation of this Noncompetition Agreement, in addition to any other rights or remedies to which Rifkin may be entitled at law or in equity. Each of TCI and TCIC hereby waives and covenants not to assert in any action or proceeding, any claim or defense that there exists an adequate remedy at law for breach of this Noncompetition Agreement.

     5. Blue-Penciling. If this Noncompetition Agreement is found by any court of competent jurisdiction to be too broad in extent, whether as to activities restricted, the time period of such restrictions or geographic areas in which such activities are restricted, this Noncompetition Agreement shall nevertheless remain effective but shall be deemed amended to the extent considered by such court to be reasonable, and shall be fully enforceable as so amended.

     6. Assignment; Amendment. All of the terms and provisions of this Noncompetition Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors and permitted assigns. This Noncompetition Agreement shall not be assignable by TCI or TCIC without the prior written consent of Rifkin. This Noncompetition Agreement may be amended only by written agreement of the parties hereto.

     7. Applicable Law. The validity, performance and enforcement of this Noncompetition Agreement shall be governed by the laws of the State of New York.

     IN WITNESS WHEREOF, the parties have executed this Noncompetition Agreement as of the date first written above.


                              TELE-COMMUNICATIONS, INC.

                              By:__________________________
                                    Name:
                                    Title:

                              TCI COMMUNICATIONS, INC.

                              By:__________________________
                                    Name:
                                    Title:

                              RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                              By:__________________________
                                    Name:
                                    Title:

                                    EXHIBIT A



Shelbyville System:

     City of Shelbyville
     Bell Buckle
     Wartrace
     Bedford County

Manchester System:

     City of Manchester
     Coffee County

                    AMERICAN CABLE TV INVESTORS 5, LTD.
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE

                                 Exhibit F

                        Indemnity Escrow Agreement




The Chase Manhattan Bank
270 Park Avenue
New York, NY  10017

Attn:  Barbara L. Strohmeier


                    Re:  Indemnity Escrow Agreement

Ladies and Gentlemen:

          This Indemnity Escrow Agreement is hereby accepted as
of
___________, 1997, by and between American Cable TV Investors 5, Ltd., a Colorado limited partnership ("Seller") and Rifkin Acquisition Partners, L.L.L.P., a Colorado limited liability limited partnership ("Buyer"), who have entered into an Asset Purchase Agreement, dated as of ____________, 1996, to sell and purchase certain cable television assets
(the "Asset Purchase Agreement").   Capitalized terms used but not
otherwise defined in this Indemnity Escrow Agreement shall have the meanings set forth in the Asset Purchase Agreement.

          It is agreed as follows:

          19.  Deposit and Investments.  Buyer and Seller have, pursuant to
Section 3.1 of the Asset Purchase Agreement, deposited $493,750 (such amount, together with any earnings thereto, being the "Deposit") in an account at The Chase Manhattan Bank, as escrow agent (the "Escrow
Agent"). The Deposit may be invested in Investment Securities (as defined below). The Deposit shall be held in escrow (the "Escrow") by Escrow Agent pursuant to this Indemnity Escrow Agreement. The Escrow Agent shall continue to invest the Deposit in Investment Securities in accordance with the joint written instructions of Seller and Buyer or, if no instructions are given, in interest bearing accounts at The Chase Manhattan Bank. The term "Investment Securities" means (a) interest bearing accounts in, or certificates of deposit of, The Chase Manhattan Bank or, (b) (i) obligations of the United States of America, (ii) United States government securities of agencies of the United States government which are guaranteed by the United States government or (iii) securities of governmental agencies, if the same are covered by a bank repurchase agreement.

          20. Holdings of Deposit. The Escrow Agent shall hold and disburse the Deposit pursuant to the terms of this Indemnity Escrow Agreement and the Asset Purchase Agreement.

          21. Disbursement of Earnings, Etc. All interest, earnings, and gains received by the Escrow Agent from the investment of the eposit shall be distributed pursuant to the terms of this Indemnity Escrow agreement. In connection with the investment of the Deposit, Seller and Buyer shall provide the Escrow Agent with their taxpayer identification number.

          22.  Disbursement Instructions.

          a. Anything in this Indemnity Escrow Agreement to the contrary notwithstanding, Escrow Agent is authorized and directed to deliver and disburse the Deposit, or any part of the Deposit, as directed from time to time in joint written instructions of Buyer and Seller.

          b. Seller and Buyer have agreed that the Deposit will be disbursed in accordance with the terms of this Indemnity Escrow Agreement and the Asset Purchase Agreement.

          c. Unless a claim against the Deposit, or any part of the Deposit remains outstanding, Seller and Buyer have agreed that on the fifth Business Day after the first anniversary of the Closing Date, Seller and Buyer shall instruct Escrow Agent to disburse the Deposit, or any part of the Deposit which is not subject to a claim, to Seller or Seller's designee.

          23. Claims Against the Deposit by Buyer. The following provisions shall control with respect to claims made against the Deposit by
Buyer:

          a. If Buyer wishes to make a claim against the Deposit, Buyer will send a notice of such claim to Escrow Agent and Seller. Any such notice will state that Buyer is making a claim under Article XII of the Asset Purchase Agreement. Any notice of a claim made shall specify the factual basis of such claim in reasonable detail to the extent known by Buyer.

          b. If Seller disputes the right of Buyer to obtain the Deposit, or any part of the Deposit, Seller, within ten Business Days after receipt of the notice as provided in Paragraph 4(a), shall send a notice to Escrow Agent and Buyer stating that Seller disputes the right of Buyer to obtain the Deposit, or any part of the Deposit, and will include in such notice a description in reasonable detail of the basis for disputing such claim. Escrow Agent shall continue to hold the Deposit (or the part thereof which is subject to a dispute) until advised in writing by Seller and Buyer that such dispute has been resolved, in which case Escrow Agent shall disburse the Deposit pursuant to said writing; provided that, if a suit, action or arbitration proceeding (as provided for in the Asset Purchase Agreement) is commenced for collection of the Deposit or part thereof and Escrow Agent is so advised in writing, Escrow Agent shall, unless otherwise advised in writing by Seller and Buyer, continue to hold the Deposit or the part thereof which is the subject of such suit, action or arbitration proceeding until final disposition of such suit, action or arbitration proceeding. Upon the final disposition of such suit, action or arbitration proceeding, Escrow Agent shall disburse the Deposit or part thereof which is subject to such suit, action or arbitration proceeding in accordance with the determination of (i) the court in which such suit or action was pending or (ii) the arbitrator.

          c. If Seller fails to notify Escrow Agent within the period described in Paragraph 4(b) that it contests Buyer's claim to the Deposit (or any part thereof), Escrow Agent shall, within 5 Business Days, disburse the Deposit (or any part thereof which is subject to a claim by Buyer that Seller fails to timely contest) to Buyer.

          24. Termination. If no claims have been made against the amount of the Deposit remaining in the Escrow on the fifth Business Day after the first anniversary of the Closing Date, Escrow Agent shall disburse such remaining amount of the Deposit (together with all interest thereon) to Seller at the address set forth below.

          25.  Rights, Duties, and Liabilities of Escrow Agent.

          a. Escrow Agent shall have no duty to know or determine the performance or non-performance of any provision of any agreement between the parties to this Indemnity Escrow Agreement, including, but not limited to, the Asset Purchase Agreement, which shall not bind Escrow Agent in any manner. Escrow Agent assumes no responsibility for the validity or sufficiency of any document or paper or payment deposited or called for under this Indemnity Escrow Agreement except as may be expressly and specifically set forth in this Indemnity Escrow Agreement, and the duties and responsibilities of Escrow Agent under this Indemnity Escrow Agreement are limited to those expressly and specifically stated in this Indemnity Escrow Agreement.

          b. Escrow Agent shall not be personally liable for any act it may do or omit to do under this Indemnity Escrow Agreement as such agent while acting in good faith and in the exercise of its own best judgment, and any act done or omitted by it pursuant to the written advice of its counsel shall be conclusive evidence of such good faith. Escrow Agent shall have the right at any time to consult with its counsel upon any question arising under this Indemnity Escrow Agreement and shall incur no liability for any delay reasonably required to obtain the advice of counsel.

          c. Other than those notices or demands expressly provided in this Indemnity Escrow Agreement, Escrow Agent is expressly authorized to disregard any and all notices or demands given by Seller or Buyer, or by any other person, firm, or corporation, excepting only orders or process of court, and Escrow Agent is expressly authorized to comply with and obey any and all final process, orders, judgments, or decrees of any court, and to the extent Escrow Agent obeys or complies with any thereof of any court, it shall not be liable to any party to this Indemnity Escrow Agreement or to any other person, firm, or corporation by reason of such compliance.

          d. In consideration of the acceptance of this Escrow by Escrow Agent (as evidenced by its signature below), Seller and Buyer agree, for themselves and their successors and assigns, to pay Escrow Agent its charges, fees, and expenses as contemplated by this Indemnity
Escrow Agreement. As between Buyer and Seller, they shall each be responsible for one-half of such charges, fees and expenses. The escrow fees or charges, as distinguished from other expenses under this Indemnity Escrow Agreement, shall be as written below the Escrow Agent's signature at the time of acceptance of this Indemnity Escrow Agreement. Such sum is intended as compensation for Escrow Agent's ordinary services as contemplated by this Indemnity Escrow Agreement and shall be paid as described above. In the event Escrow Agent renders services not provided for in this Indemnity Escrow Agreement, Escrow Agent shall be entitled to receive from Buyer and Seller reasonable compensation and reasonable costs, if any, for such extraordinary services, and such compensation and costs shall be borne equally by Buyer and Seller.

          e. Escrow Agent shall be under no duty or obligation to ascertain the identity, authority, or right of Seller or Buyer (or their agents) to execute or deliver or purport to execute or deliver this Indemnity Escrow Agreement or any documents or papers or payments deposited or called for or given under this Indemnity Escrow Agreement.

          f. Escrow Agent shall not be liable for the outlawing of any rights under any statute of limitations or by reason of laches in respect of this Indemnity Escrow Agreement or any documents or papers deposited with Escrow Agent.

          g. In the event of any dispute among the parties to this Indemnity Escrow Agreement as to the facts or as to the validity or meaning of any provision of this Indemnity Escrow Agreement, or any other fact or matter relating to this Indemnity Escrow Agreement or to the transactions between Seller and Buyer, Escrow Agent is instructed that it shall be under no obligation to act, except in accordance with this Indemnity Escrow Agreement or under process or order of court or, if there by no such process or order, until it has filed or caused to be filed an appropriate action interpleading the Seller and Buyer and delivering the Deposit (or the portion of the Deposit in dispute) to such court, and Escrow Agent shall sustain no liability for its failure to act pending such process of court or order or interpleader of action.

          26. Modification of Indemnity Escrow Agreement. The provisions of this Indemnity Escrow Agreement may be supplemented, altered, amended, modified, or revoked by writing only, signed by Buyer and Seller and approved in writing by Escrow Agent, and upon payment of all fees, costs and expenses incident thereto.

          27. Assignment of Indemnity Escrow Agreement. No assignment, transfer, conveyance, or hypothecation of any right, title, or interest in and to the subject matter of this Indemnity Escrow Agreement shall be binding upon any party, including Escrow Agent, unless all fees, costs, and expenses incident thereto shall have been paid and then only upon the assent thereto by all parties in writing.

          28. Notice. Any notice required or desired to be given to Buyer or Seller shall be deemed to have been given only if it is given in the manner set forth in Section 13.3 of the Asset Purchase Agreement. Notice to Escrow Agent may be given in the manner set forth in Section 13.3 of the Asset Purchase Agreement to Escrow Agent's address set forth above (Facsimile No.: (212) 270-4823) or at such other address as Escrow Agent may direct by giving notice to Buyer and Seller.

          29. Indemnity Escrow Agreement Binding. The undertakings and agreements contained in this Indemnity Escrow Agreement shall bind and inure to the benefit of the parties to this Indemnity EscrowAgreement and their respective heirs, personal representatives, successors, and assigns.

          30. Counterparts. This Indemnity Escrow Agreement may be executed in one or more counterparts, each of which will be deemed an original. Whenever pursuant to this Indemnity Escrow Agreement Buyer and Seller are to deliver a jointly signed writing to Escrow Agent or jointly advise Escrow Agent in writing, such writing may in each and all cases be signed jointly or in counterparts and such counterparts shall be deemed to be one instrument.

                        Very truly yours,

                        SELLER:

                            AMERICAN CABLE TV INVESTORS 5, LTD.

                             By:  IR-TCI PARTNERS, V, L.P.,
                                  its general partner

                                  By:  TCI Ventures Five, Inc., its
                                       general partner


                                  By:________________________
                                          Name:
                                          Title:






                        BUYER:

                        RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                        By:  Rifkin Acquisition Management, L.P.,
                             its General Partner

                             By:  RT Investment Corp., its
                                  General Partner


                                  By:
                                            Name:
                                             Title:

ACCEPTED this ___ day of ____________, 1997.

THE CHASE MANHATTAN BANK

By:  __________________________
     Name:
     Title:


Fee:  [$2,000] Inception Fee.

                                   ACT 5
                  AMERICAN CABLE TV OF SOUTHERN TENNESSEE


                                 Exhibit G

                 Form for Opinion of Seller's FCC Counsel



                                             __________, 1997

Rifkin Acquisition Partners, L.L.L.P
360 South Monroe Street, Suite 600
Denver, Colorado 80209

          Re:  American Cable TV Investors 5, Ltd.

Ladies and Gentlemen:

          This letter is furnished to you pursuant to Section 8.9 of the Asset Purchase Agreement, dated as of____________ __, 1996 (the "Agreement"), between American Cable TV Investors 5, Ltd., a Colorado limited partnership("Seller") and Rifkin Acquisition Partners, a Colorado limited liability limited partnership ("Buyer").

          As communications counsel for Seller, we are engaged in the representation of Seller before the Federal Communications Commission ("FCC") in connection with its cable television business in the communities identified in Schedule I hereto (the "System"). We have examined such records, certificates and other documents and have considered such questions of law as relate to the Seller and the System as we have deemed necessary or appropriate for purposes of this opinion. This opinion is limited to the Communications Act of 1934, as amended (the "Communications Act"), the Rules and Regulations of the FCC (the "FCC Regulations") and Section 111 of the Copyright Act of 1976 (17 U.S.C. 111)(the "Copyright Act") as applicable to the System as operated by Seller. Except as specifically provided, we offer no opinion as to the Seller's compliance with the Cable Television Consumer Protection and Competition Act of 1992, Pub.L. No. 102-385, 106 Stat. 1460 (1992), or
those FCC regulations promulgated pursuant to such Act.

          In rendering this opinion, we have assumed the genuineness of signatures on documents and the conformity to the original of all copies examined by or submitted to us of photocopies or conformed copies. As to various questions of fact in connection with this opinion, we have relied upon examination of available files of our office, those of the FCC and the United States Copyright Office (the "Copyright Office"), and pertinent statements and representations of officers, directors and responsible representatives of the Seller. We have not undertaken an independent field investigation to verify the accuracy of this information, and express no opinion regarding technical matters or matters that would require on-scene knowledge of the System's operations, technical or engineering matters, or local franchising matters.

          Based upon and limited by the foregoing and except as set forth in Schedule II hereto, we are of the opinion that, as of the date set forth above:

     31. Seller holds all licenses, permits and authorizations required from the FCC to operate the System in the manner in which we have been advised that it is being operated, which licenses, permits and authorizations are listed in ScheduleI hereto. Each such license, permit and authorization has been issued by the FCC, remains in full force and effect, and transfer thereof to Buyer on the Closing Date as defined in the Agreement has been approved by the FCC, to the extent such approval is required.

     32. All materially required FCC filings required to be made by Seller in connection with its operation of the System have been made, including, but not limited to, Registration Statements and FCC Annual Report Forms 325, Schedule A, to the extent such forms are required. All FCC authorizations needed to utilize the frequencies currently used by the Systems have been obtained.

     33.  Basic Signal Leakage Performance Reports (FCC Annual Report Forms
320) for 1990-1996, are on file with the FCC for each community unit operated by the System. Although those forms indicate passing test results, we render no opinion as to the methodology or accuracy of the actual measurements taken.

     34. EEO Annual Report Forms 395(A) have been filed with the FCC for each employment unit associated with the System for calendar years 1988-1996. Except as noted in Schedule II, the employment unit has been certified by the FCC for calendar years 1988-1996.

     35. To the best of our knowledge, Seller has provided subscriber privacy notices to subscribers of the System on an annual basis since 1986. Seller also provides these notices to new subscribers at the time of installation. Our opinion is limited to the fact that such notices have been provided, and we express no opinion as to whether the contents of such notices comply with the requirements of the Communications Act or FCC regulations.

     36. To the best of our knowledge, based on information provided by Seller, the System is carrying all of the "must-carry" signals required to be carried pursuant to Federal Law. To the best of our knowledge, based on information provided by Seller, Seller has obtained all necessary retransmission consents for the broadcast signals currently carried on the system. Except as set forth in Schedule II hereto, to the best of our knowledge, based on information provided by Seller, there have been no "must carry" complaints filed at the FCC against the System.

     7. Based solely upon the information provided by Seller as to antenna structure, height, location and proximity to any aircraft landing areas, all antenna structures that we have been advised as being utilized by Seller in connection with its operation of the System are in compliance with the FCC s tower registration requirements. These antenna structures are listed in Schedule I hereto. We express no opinion as to compliance with any requirements of Part 17 of the FCC s rules(such as antenna structure, marking and lighting requirements) other than those delineating the circumstances under which notification to the Federal Aviation Administration and FCC is required.

     8. There is no FCC judgment, decree or order which has been issued against Seller with respect to the system, nor is there any FCC action, proceeding or investigation pending or, to the best of our knowledge, threatened by the FCC against Seller with respect to the System.

     9. The timely filing of the periodic Statements of Account and accompanying royalty fees qualifies the Seller for a compulsory license for the carriage of the broadcast signals utilized by the System. Seller has filed all required Statements of Account and supplements thereto, and, to the best of our knowledge, has timely paid its statutory royalties for all accounting periods beginning at least as early as the first accounting period of 1993, and all primary transmissions listed in the latest Statements of Account qualify for a compulsory copyright license. Although we render no opinion as to the methodology or calculations used to determine "gross receipts" for copyright purposes, there have been no inquiries received from the Copyright Office or any other party which challenge or question either the computation or amount of any royalty payments or the validity of the Statements of Account, and there is no claim, action or demand for copyright infringement or for non-payment of royalties, pending or, to the best of our knowledge, threatened against the Seller.

     10. Except for any necessary FCC approvals which have been obtained, the execution, delivery and performance of this Agreement does not require the approval of the FCC, will not result in any violation of the rules and regulations of the FCC, and will not cause any forfeiture or impairment of any FCC license, authorization or permit of Seller.

          This opinion has been prepared solely for your use in connection with the closing of transactions under the Agreement, and may not be relied upon by, filed with or furnished to any other person or entity without the prior written consent of this firm.



                                   Very truly yours,

                                   COLE, RAYWID & BRAVERMAN, L.L.P.


                                   By:_________________________