Form 10-Q
period 1997-03-31
RIFKIN ACQUISITION PARTNERS LLLP; RIFKIN ACQUISITION CAPITAL CORP
filed 1997-05-16
CIK 1011695, 1011701

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                     ------------------------------
                               FORM 10-Q
                       --------------------------

     (Mark One)

         X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
                    For the quarterly period ended March 31, 1997 or

                    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the transition period from---------to----------.



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


     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X     No

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.


                                  INDEX


                                                            Page Number
                                                            -----------
Part I.  Financial Information:

Item 1.  Financial Statements:

Rifkin Acquisition Partners, L.L.L.P.

        a. Pro Forma Consolidated Statement of Operations..      3

        b. Consolidated Balance Sheet......................      4

        c. Consolidated Statement of Cash Flows............      6

        d. Consolidated Statement of Partners' Capital
           (Deficit).......................................      7

        e. Notes to Consolidated Financial Statements......      8

Rifkin Acquisition Capital Corp.

         a. Balance Sheet...................................     10

         b. Notes to Balance Sheet..........................     11

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations................      12

Part II: Other Information:

Item 1.  Legal Proceedings--(none)

Item 2.  Changes in Securities--(none)

Item 3.  Defaults Upon Senior Securities--(none)

Item 4.  Submission of Matters to a Vote of Security
        Holders--(none)

Item 5.  Other Information

        a. Revenue and Operating Cash Flow Report..........      16

Item 6.  Exhibits and Reports on Form 8-K--(none)

Signatures..................................................     17

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

           RIFKIN ACQUISITION PARTNERS, L.L.L.P.
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                               Three Months Ended
                                                  March 31,
                                          -----------------
---------
                                               1997        1996
                                          -----------    -----------
Revenue:
Service................................   $18,301,175    $14,070,866
Installation and other.................     1,035,154      1,411,864
                                          -----------    -----------

     Total revenue                         19,336,329     15,482,730

Costs and Expenses:
Operating Expense......................     3,475,763      2,210,856
Programming Expense....................     4,208,390      3,108,977
Selling, general and administrative
  expense..............................     2,537,871      2,079,253
Depreciation and amortization..........     9,528,188      7,286,183
Management Fees........................       676,771        522,286
Loss on disposal of assets.............       129,003        140,245
                                          -----------    -----------

     Total costs and expenses.........     20,555,986     15,347,800
                                          -----------    -----------

Operating income (loss)                    (1,219,657)       134,930
Interest expense.......................     5,566,182      5,153,044
                                          -----------    -----------

Loss before income taxes                   (6,785,839)    (5,018,114)
Income tax benefit.....................      (788,000)      (845,000)
                                          -----------    -----------

Net loss...............................   $(5,997,839)   $(4,173,114)
                                          ===========    ===========

Adjusted EBITDA........................   $ 8,602,534    $ 7,166,093
                                          ===========    ===========

             See accompanying notes to financial statements.

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS
------
                                             March 31,      December 31,
                                               1997             1996
                                           ------------     ------------
Cash...................................     $ 1,035,374     $  1,387,232
Subscriber accounts receivable,
  net of allowance for doubtful
    accounts of $362,904 in 1997
    and $381,197 in 1996...............       1,015,106        1,184,074
Other receivables......................       2,283,356        2,622,375
Prepaid expenses and other.............       1,727,899        1,776,272
Property, plant and equipment at cost:
  Cable television transmission and
   distribution systems and related
   equipment..........................      116,444,367      110,600,391
  Land, building, vehicles and
   furniture and fixtures.............        6,131,187        5,726,169
                                           ------------     ------------
                                            122,575,554      116,326,560
Less accumulated depreciation..........     (17,557,294)     (14,264,937)
                                           ------------     ------------
     Net property, plant and equipment      105,018,260      102,061,623
  Franchise costs and other intangible
    assets, net of accumulated
   amortization of $35,288,193 in 1997
   and $28,849,916 in 1996.............     184,404,499      190,801,885
                                           ------------     ------------
         Total assets.................     $295,484,494     $299,833,461
                                           ============     ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
-------------------------------------------

Accounts payable and accrued
  liabilities..........................    $ 10,274,534     $  9,937,238
Subscriber deposits and prepayments....       1,353,094        1,272,279
Interest payable.......................       3,303,022        6,784,261
Deferred taxes payable.................      16,685,000       17,473,000
Notes payable..........................     204,000,000      198,500,000
                                           ------------     ------------
        Total liabilities.............      235,615,650      233,966,778
Commitments (Note 7)
  Redeemable partners' interests.......       6,606,080        4,861,840
Partners' capital (deficit)
  General partner......................      (1,587,362)      (1,309,354)
  Limited partners.....................      54,453,608       61,881,692
  Preferred equity interest............         396,518          432,505
                                           ------------     ------------
         Total partners' capital......       53,262,764       61,004,843
                                           ------------     ------------
         Total liabilities and
           partners' Capital..........     $295,484,494     $299,833,461
                                           ============     ============

             See accompanying notes to financial statements.

                   RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS
------
                                                 March 31,      March 31,
                                                   1997           1996
                                              -------------   ------------
Cash....................................       $  1,035,374   $  6,166,666
Subscriber accounts receivable,
 net of allowance for doubtful
 accounts of $362,904 in 1997
 and $338,020 in 1996..................           1,015,106        994,884
Other receivables.......................          2,283,356      1,502,296
Prepaid expenses and other..............          1,727,899      1,266,788
Property, plant and equipment at cost:
 Cable television transmission and
   distribution systems and related
   equipment...........................         116,444,367     93,695,252
 Land, building, vehicles and
   furniture and fixtures..............           6,131,187      4,319,699
                                               ------------   ------------
                                                122,575,554     98,014,951
Less accumulated depreciation...........        (17,557,294)    (5,075,954)
                                               ------------   ------------
        Net property, plant and
          equipment....................         105,018,260     92,938,997
Franchise costs and other intangible
 assets, net of accumulated
 amortization of $35,288,193 in 1997
 and $9,658,456 in 1996................         184,404,499    204,335,900
                                               ------------   ------------
        Total assets...................        $295,484,494   $307,205,531
                                               ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
-------------------------------------------

Accounts payable and accrued
 liabilities...........................        $ 10,274,534   $  6,839,137
Subscriber deposits and prepayments.....          1,353,094      1,182,535
Interest payable........................          3,303,022      2,584,948
Deferred taxes payable..................         16,685,000     20,274,000
Notes payable...........................        204,000,000    193,000,000
                                               ------------   ------------
        Total liabilities..............         235,615,650    223,880,620
Commitments (Note 7)
Redeemable partners' interests and
  detachable warrants...................          6,606,080      3,880,000
Partners' capital (deficit)
 General partner.......................          (1,587,362)    (1,012,042)
 Limited partners......................          54,453,608     79,919,699
 Preferred equity interest.............             396,518        537,254
                                               ------------   ------------
        Total partners' capital........          53,262,764     79,444,911
                                               ------------   ------------
        Total liabilities and partners'
          capital......................        $295,484,494   $307,205,531
                                               ============   ============

             See accompanying notes to financial statements.

                 RIFKIN ACQUISITION PARTNERS, L.L.L.P.
             CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                                                Three Months Ended
                                                    March 31,
                                                      1997           1996
                                                   -----------    -----------
Cash flows from operating activities:
Net loss.................................          $(5,997,839)   $(4,173,114)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Depreciation and amortization........            9,528,188      7,286,183
    Amortization of deferred loan cost                 247,440        231,213
    Loss on disposal of fixed assets.....              129,003        140,245
    Deferred taxes benefit...............             (788,000)      (853,000)
    Decrease (increase) in subscriber
      accounts receivable................              168,968       (109,976)
    Decrease in other receivables........              339,019         40,371
    Decrease (increase) in prepaid
      expenses and other.................               48,373       (342,559)
    Increase (decrease) in accounts
      payable and accrued liabilities....              337,296        971,553
    Increase in subscriber deposits
      and prepayment.....................               80,815        221,007
    Increase (decrease) in interest
      payable............................           (3,481,239)     2,493,675
                                                   -----------    -----------
      Net Cash provided by operating
        activities......................               612,024      5,905,598

Cash flows from investing activities:
Acquisition of Mid-Tennessee Systems.....                    -    (61,804,006)
Additions to property, plant and
  equipment..............................           (6,468,637)    (3,025,400)
Additions to cable television
  franchises, net of retirements
  and changes in other intangible
  assets.................................              (40,891)       (33,959)
Net proceeds from the sale of assets                    45,646         47,253
                                                   -----------    -----------
      Net cash used in investing
         activities......................           (6,463,882)   (64,816,112)

Cash flows from financing activities
Proceeds from issuance of Senior
  subordinated notes.....................                    -    125,000,000
Proceeds from long-term bank debt........            8,000,000      4,000,000
Deferred loan costs......................                    -     (5,740,840)
Payments of long term-bank debt..........           (2,500,000)   (73,500,000)
Partners' capital contributions..........                    -     15,000,000
                                                   -----------    -----------
      Net cash provided by financing
        activities......................             5,500,000     64,759,160
                                                   -----------    -----------
Net increase in cash.....................             (351,858)     5,848,646
Cash at beginning of quarter.............            1,387,232        318,020
                                                   -----------    -----------
Cash at end of quarter...................          $ 1,035,374    $ 6,166,666
                                                   ===========    ===========

               See accompanying notes to financial statements

                    RIFKIN ACQUISTION PARTNERS, L.L.L.P.
           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                (UNAUDITED)
                 Three Months Ended March 31, 1997 and 1996
                                  Preferred
                                    Equity     General        Limited
                                   Interest    Partner        Partners         Total
                                 -----------  ------------  ------------   ------------
Partners' capital (deficit)
  at 12/31/96...............       $ 432,505  $(1,309,354)   $61,881,692    $61,004,843
Net loss for the quarter
  ended 3/31/97.............         (35,987)     (59,978)    (5,901,874)    (5,997,839)
Accretion of redeemable
  partners' interest........               -     (218,030)    (1,526,210)    (1,744,240)
                                  ----------   ----------    -----------    -----------
Partners' capital (deficit)
  at 3/31/97................       $ 396,518  $(1,587,362)   $54,453,608    $53,262,764
                                   =========  ===========    ===========    ===========


Partners' capital (deficit)
  at 12/31/95...............       $ 562,293  $(1,085,311)   $69,421,043    $68,898,025
Net loss for the quarter
  ended 3/31/96.............         (25,039)     (41,731)    (4,106,344)    (4,173,114)
Partners' contributions.....               -      150,000     14,850,000     15,000,000
Accretion of redeemable
  partners' interest........               -                     (35,000)      (245,000)      (280,000)
                                  ----------   ----------    -----------    -----------
Partners' capital (deficit)
  at 3/31/96................       $ 537,254  $(1,012,042)   $79,919,699    $79,444,911
                                  ==========  ===========    ===========    ===========

               See accompanying notes to financial statement.

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

This form 10-Q is being filed in conformity with the SEC requirements for unaudited consolidated financial statements for the Company and does not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations, of partners' capital(deficit), and of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's consolidated financial position at March 31, 1997, December 31, 1996 and March 31,1996, and its consolidated results of operations and cash flows for the three months ended March 31, 1997 and 1996. The consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto included on Form 10-K, No. 333-3084, for the year ended December 31, 1996.


                                     2. Acquisition of Cable Properties

On March 1, 1996, the Company acquired certain cable operating assets ("Mid-Tennessee Systems") from Mid-Tennessee CATV, L.P., and on April
1, 1996 acquired certain cable operating assets ("RCT Systems") from Rifkin Cablevision of Tennessee, Ltd. Both Mid-Tennessee CATV, L.P.
and Rifkin Cablevison of Tennessee, Ltd. were affiliates of the General Partner. The acquisition cost was funded by $15 million of additional partner contributions and the remainder from a portion of the proceeds received from the issuance of $125 million of 11 1/8% Senior Subordinated Notes due 2006 (see Note 3).

The acquisitions were accounted for using the purchase method of accounting, and the results of operations of the Mid-Tennessee Systems have been included in the consolidated financial statements since March 1, 1996, and the results of the RCT Systems have been included in the consolidated financial statements since April 1, 1996.

The following unaudited pro forma information presents a summary of consolidated results of operations for the Company as if the Mid-Tennessee and RCT Systems acquisitions had occurred at the beginning of 1996, with pro forma adjustments to show the effect on depreciation and amortization for the acquired assets, management fees on additional revenues and interest expense on additional debt (dollars in thousands):

                                                     Quarter ended
                                                        March 31,
                                                  --------------------
                                                   1997        1996
                                                  --------    --------
  Total revenues................................ $19,336     $18,543
  Net loss......................................  (5,997)     (5,100)

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Mid-Tennessee and RCT Systems actually been acquired on January 1, 1996.

Subsequent to the March 31, 1997 consolidated financial statement date, the Company acquired, on April 1, 1997, the cable operating assets of two cable systems serving the Tennessee communities of Shelbyville and Manchester, for an aggregate purchase price of approximately $19,750,000 subject to certain post-closing adjustments.

3.   Senior Subordinated Notes

On January 26, 1996, the Company and its wholly-owned subsidiary, Rifkin Acquisition Capital Corp (RAC), co-issued a $125 million aggregate principal amount of 11 1/8% Senior Subordinated Notes ("the Notes") to institutional investors. These Notes were subsequently exchanged on June 18, 1996 for publicly registered notes with identical terms. Interest on the Notes is payable in cash, semi-annually on January 15 and July 15 of each year, commencing on July 15, 1996. The Notes, which mature on January 15, 2006, can be redeemed in whole or in part, at the Issuers' option, at any time on or after January 15, 2001, at redeemable prices contained in the Notes plus accrued interest. In addition, at any time on or prior to January 15, 1999, the Issuers, at their option, may redeem up to 25% of the principle amount of the notes issued to institutional investors of not less than $25 million. The Senior Subordinated Notes had a balance of $125 million At March 31, 1997 and 1996.

                     RIFKIN ACQUISITION CAPITAL CORP.

                              BALANCE SHEET



                                                  March 31,       December 31,
                                                    1997              1996
                                                ------------      ------------
Assets
Cash..........................................  $      1,000      $      1,000
                                                 -----------      ------------
      Total assets............................  $      1,000      $      1,000
                                                ============      ============
Stockholder's Equity
     Common Stock; $1.00 par value;
      10,000 shares authorized, 1000
      shares issued and outstanding...........  $      1,000      $      1,000
                                                ------------      ------------
             Total stockholder's equity.......  $      1,000      $      1,000
                                                ============      ============


    The accompanying notes are an integral part of the balance sheet.

                         RIFKIN ACQUISITION CAPITAL CORP.

                          NOTES TO BALANCE SHEET



1.    Organization and Summary of Significant Accounting Policies

  Organization

  Rifkin Acquisition Capital Corp. ("RACC"), a Colorado Corporation, was formed on January 24, 1996, as a wholly-owned subsidiary of Rifkin Acquisition Partners, L.L.L.P. (the "Partnership") for the purpose of co-issuing, with the Partnership, $125.0 million in Senior Subordinated Notes (the "Notes") which were used to repay advances under the Partnership's term debt and to fund the Partnership's acquisitions of certain cable television systems.
  Upon closing of the Notes issuance on January 26, 1996, none of the Notes were issued by RACC; accordingly, no debt is reflected on its balance sheet. In addition, RACC does not, and is not expected to have, any other operations; as such, no statements of operations, stockholder's equity or cash flows are presented.


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

Three months ended March 31, 1997 compared to three months ended March 31, 1996

Revenue increased 24.9%, or approximately $3.9 million, to approximately $19.3 million for the three months ended March 31, 1997 from approximately $15.5 million for the three months ended March 31, 1996. This increase resulted from the following: (a) approximately $500,000 from growth in basic customers and increases in basic and tier rates, (b) approximately $2.3 million in total revenue as a result of the March 1, 1996 acquisition of cable systems serving Hickory Hill, Lebanon and McMinnville, Tennessee (the "Mid-Tennessee Acquisition"), and (c) approximately $1.1 million in total revenue as a result of the April 1, 1996 acquisition of cable systems serving Fayetteville, Lawrenceburg and Pulaski, Tennessee (the "RCT Acquisition"). Basic customers increased 10.9% to approximately 185,600 at March 31, 1997 from approximately 167,300 at March 31, 1996. This increase was attributable to the approximate 12,200 customers acquired in the RCT Acquisition, as well as continued growth in Georgia (3,900) and Tennessee (2,300) systems. Average monthly revenue per customer increased 5.1% from $31.31 for the three months ended March 31, 1996 to $32.91 for 1997. Premium service units increased 1.5% to 103,700 as of March 31, 1997, from 102,100 as of March 31, 1996, largely as a result of the RCT Acquisition (6,900) offset by decreases in Tennessee as a result of moving the Disney Channel from premium to tier in certain systems. The Company's premium penetration decreased to 55.9% from 61.0% between the comparable periods in 1997 and 1996 due mainly to decreased premium penetrations in Tennessee, again as a result of moving the Disney Channel from premium to tier in certain systems.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, increased 57.2%, or approximately $1.3 million to approximately $3.5 million for the three months ended
March 31, 1997 from approximately $2.2 million in 1996, and increased as a percentage of revenue to 18.0% from 14.3%. Approximately $500,000 and $200,000 of the increase relates to the operating expense of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively. Approximately $300,000 of the increase relates to higher salaries and benefits as a result of added technical personnel and annual wage increases.

Programming expense, which includes costs related to basic, tier and premium services, increased 35.3%, or approximately $1.1 million, to approximately $4.2 million for the three months ended March 31, 1997 from approximately $3.1 million for the three months ended March 31, 1996, and increased as a percentage of revenue to 21.8% from 20.1%. Approximately $500,000 and $300,000 of the increase relates to the programming expenses of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively. The remainder of the increase is due to program vendor rate increases and the addition of programming in certain systems.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 22.1%, or approximately $500,000 to approximately $2.5 million for the three months ended March 31, 1997 from approximately $2.1 million for the same period in 1996. As a percentage of revenue, selling, general and administrative expense decreased to 13.1% for the three months ended March 31, 1997 from 13.4% for the same period in 1996. Approximately $300,000 and $200,000 related to the selling, general and administrative expense of the acquired systems in the Mid-Tennessee Acquisition and RCT Acquisition, respectively.

Depreciation and amortization expense of approximately $9.5 million for the three months ended March 31, 1997 increased approximately $2.2 million from depreciation and amortization expense for the same period in 1996. The increases in depreciation resulted primarily from increases of approximately $3.0 million in the first quarter of 1996 and approximately $6.5 million in the comparable period in 1997 in property, plant and equipment. The increases in amortization expense resulted primarily from the amortization of franchise cost related to the Mid-Tennessee Acquisition and RCT Acquisition, respectively. As a percentage of revenue, depreciation and amortization expenses increased to 49.3% in the first quarter of 1997 from 47.1% in the comparable period in 1996.

Management fees, equal to 3.5% of gross revenue, increased to approximately $700,000 in the first quarter of 1997 from management fees of approximately $500,000 in the comparable period of 1996, due to the increase in the Company's revenue as a result of rate increases as well as the Mid-Tennessee Acquisition and RCT Acquisition, respectively.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment, remained constant at approximately $100,000 in the first quarters of 1997 and 1996.

Interest expense in the first quarter of 1997 increased by approximately $400,000 or 8.0% over interest for the same period in 1996 and decreased as a percentage of revenue from 33.3% to 28.8%. Interest expense was based on an average debt balance of $203.1 million with an average interest rate of 11.0% and an average debt balance of $212.1 million with an average interest rate of 9.7% for the first quarters of 1997 and 1996, respectively. This increase was primarily a result of higher interest costs in 1997.

The Company is a "pass-through" entity for income tax purposes. All income or loss flows through to the partners of the Company in accordance with the Partnership Agreement. An income tax benefit of approximately $800,000 was recorded in each of the three month periods ended March 31, and relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."

As a result of the factors discussed above, net loss increased 43.7%, or approximately $1.8 million in the three months ended March 31, 1997 compared to the comparable period of 1996.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, non-recurring interest income (related to the escrowed Notes proceeds) and the non-cash provision for the management incentive plan increased 19.7%, or approximately $1.4 million, to approximately $8.6 million in 1997 from $7.2 million in 1996. As a percentage of revenue, Adjusted EBITDA decreased to 44.5% in the first quarter of 1997 from 46.3% in the comparable period in 1996 as the Company's expense growth exceeded its revenue growth. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied upon cash generated by operations, borrowing and equity contributions to fund capital expenditures and acquisitions, service its indebtedness and finance its working capital needs. During the comparable three month periods ended March 31, 1997 and 1996, net cash provided by operations (including changes in working capital) of the Company was approximately $600,000 and $5.9 million, respectively.

From December 31, 1996, the Company's available cash decreased from approximately $1.4 million to approximately $1.0 million. For the same comparable dates, accounts payable and accrued liabilities increased by approximately $300,000 to approximately $10.3 million. Interest payable decreased from approximately $6.8 million to approximately $3.3 million for the same comparable dates due primarily to the effect of the timing of payments. Also, for the same comparable dates, deferred taxes payable decreased approximately $800,000 to approximately $16.7 million as a result of differences in book and tax depreciation and amortization lives and methods. Notes payable increased by $5.5 million from December 31, 1996 to March 31, 1997 due to capital expenditures primarily related to planned Georgia and Tennessee plant upgrades.

Additionally, in conjunction with the Mid-Tennessee and RCT Acquisitions and the issuance of the Notes, the partners of the Company contributed an additional $15 million of equity.

The Company has increased its total consolidated debt to $204 million as of March 31, 1997 from $198.5 million at December 31, 1996. The Company has unused commitments under the Amended and Restated Credit Agreement of $67.1 million, $9.7 million of which is available for general corporate purposes. Access to the remaining $57.4 million of availability under the Credit Agreement for general corporate purposes or Permitted Acquisitions
(as defined in the Amended and Restated Credit Agreement) is subject to the Company's compliance with all covenants in such facility and the Company's Total Funded Debt Ratio (defined as the ratio of funded indebtedness of the Company to annualized Adjusted EBITDA based on the most recent quarter) being below 6.25x. As of March 31, 1997, the Company's Total Funded Debt Ratio was 5.97x. Interest payments on the Notes and interest and principal payments under the Amended and Restated Credit
Agreement represent significant liquidity requirements for the Company.
The Amended and Restated Credit Agreement provides for two term loan facilities in a total amount of $65 million. Term Loan A in the amount of $25 million, matures on March 31, 2003 and begins amortizing on March 31, 2000. Term Loan
B in the amount of $40 million, matures March 31, 2004 and begins amortizing March 31, 2002. The Amended and Restated Credit Agreement also provides for an $80 million reducing revolving facility, which has reduced to $78.1 million as of March 31, 1997, with a final maturity date of March 31, 2003. Borrowings under the Amended and Restated Credit Agreement will bear interest at floating rates and will require interest payments on various dates depending upon the interest rate options selected by the Company.

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

PART II:      OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

                RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                REVENUE AND OPERATING CASH FLOW REPORT
                       (UNAUDITED)
                Three Months Ended March 31, 1997 and 1996

REVENUES:
                                                     1997            1996
                                                 ------------    -----------
 Georgia................................          $ 6,059,311    $ 5,497,034
 Illinois...............................            2,455,047      2,378,755
 Michigan...............................            1,090,188      1,051,969
 RTL-Tennessee..........................            5,162,549      4,885,866
 RAP-Tennessee.(3)......................            4,546,365      1,058,532
 Other(2)...............................               22,869        610,574
                                                 ------------   ------------
    Total...............................          $19,336,329    $15,482,730
                                                 ============   ============
OPERATING CASH FLOW(1):

 Georgia................................          $ 2,912,397    $ 2,817,913
 Illinois...............................            1,234,360      1,211,724
 Michigan...............................              543,965        535,746
 RTL-Tennessee..........................            2,600,361      2,553,289
 RAP-Tennessee.(3)......................            1,987,190        527,815
 Other..................................                1,032        602,157
                                                  -----------   ------------
    Total...............................          $ 9,279,305    $ 8,248,644
                                                  ===========    ===========
OPERATING CASH FLOW AS A PERCENT OF REVENUES:

 Georgia................................                48.1%          51.3%
 Illinois...............................                50.3%          50.9%
 Michigan...............................                49.9%          50.9%
 RTL-Tennessee..........................                50.4%          52.3%
 RAP-Tennessee.(3)......................                43.7%          49.9%

    Total (excluding other).............                48.0%          51.4%

(1) Excludes management fee expense of $676,771 and $413,644, net losses related to the disposition of certain plant assets of $129,003 and $41,434 for the quarters ended March 31, 1997 and 1996, respectively, and non-cash management incentive plan expense of $165,000 for both quarters ended March 31, 1997 and 1996.

(2) Principally interest income. In addition, 1996 includes interest income from Senior Subordinated Notes proceeds held in escrow from January 31, 1996 through March 1, 1996, totalling $560,265.

(3) Activity relates to the Mid-Tennessee Systems acquired on March 1, 1996, and the RCT Systems acquired on April 1, 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, as of May 15, 1997.


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