Form 10-Q
period 1997-06-30
RIFKIN ACQUISITION PARTNERS LLLP; RIFKIN ACQUISITION CAPITAL CORP
filed 1997-08-15
CIK 1011695, 1011701

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                               FORM 10-Q


                    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
                    For the quarterly period ended June 30, 1997


Commission             file number:  (S-1) 333-3084



             RIFKIN ACQUISITION PARTNERS, L.L.L.P.
             RIFKIN ACQUISITION CAPITAL CORP.
(Exact name of registrant as specified in its charter.)


             Colorado                   84-1317717
             Colorado                   84-1341424

     (State of Incorporation)(I.R.S. Employer Identification No.)


             360 South Monroe St., Suite 600
             Denver, CO  80209

(Address of principal executive offices)(zip code)


             Registrant's Telephone Number:  (303) 333-1215


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


                                                  Page Number

Part I.  Financial Information:

Item 1.  Financial Statements:

Rifkin Acquisition Partners, L.L.L.P.

        a.     Consolidated Statement of Operations.........   3

        b.     Consolidated Balance Sheet...................   5

        c.     Consolidated Statement of Cash Flows.........   7

        d. Consolidated Statement of Partners' Capital

             (Deficit)......................................   8

        e. Notes to Consolidated Financial Statements.......  10

Rifkin Acquisition Capital Corp.

         a. Balance Sheet...................................  12

         b. Notes to Balance Sheet..........................  13

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................  14

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

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                                                Three Months Ended
                                                     June 30,
                                                  1997        1996
Revenue:
Service................................      $20,025,026    $17,195,007
Installation and other.................        1,306,384      1,108,650

     Total revenue                            21,331,410     18,303,657

Costs and Expenses:
Operating expense......................        3,415,570      2,685,354
Programming expense....................        4,773,361      3,866,940
Selling, general and administrative
  expense..............................        3,128,773      2,764,270
Depreciation and amortization..........        9,840,514      9,240,572
Management fees........................          746,601        640,628
Loss on disposal of assets.............        2,244,511        449,013

     Total costs and expenses.........        24,149,330     19,646,777

Operating loss.........................       (2,817,920)    (1,343,120)
Interest expense.......................        5,942,188      5,440,313

Loss before income taxes...............       (8,760,108)    (6,783,433)
Income tax benefit.....................       (1,870,000)      (926,000)

Net loss...............................      $(6,890,108)   $(5,857,433)

Adjusted EBITDA........................      $ 9,582,099    $ 8,531,463

            CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                                                 Six Months Ended
                                                     June 30,
                                                 1997         1996
Revenue:
Service................................     $ 38,326,201   $ 31,265,873
Installation and other.................        2,341,538      2,520,514

     Total revenue                            40,667,739     33,786,387

Costs and Expenses:
Operating expense......................        6,891,333      4,896,210
Programming expense....................        8,981,751      6,975,917
Selling, general and administrative
  expense..............................        5,666,644      4,843,523
Depreciation and amortization..........       19,368,702     16,526,755
Management fees........................        1,423,372      1,162,914
Loss on disposal of assets.............        2,373,514        589,258

     Total costs and expenses.........        44,705,316     34,994,577

Operating loss.........................       (4,037,577)    (1,208,190)
Interest expense.......................       11,508,370     10,593,357

Loss before income taxes...............      (15,545,947)   (11,801,547)
Income tax benefit.....................       (2,658,000)    (1,771,000)

Net loss...............................     $(12,887,947)  $(10,030,547)

Adjusted EBITDA........................     $ 18,184,633   $ 15,697,556

             See accompanying notes to financial statements.

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                       CONSOLIDATED BALANCE SHEET

ASSETS

                                                 June 30,      December 31,
                                                   1997           1996
                                                (Unaudited)

Cash....................................       $  1,622,727   $  1,387,232
Subscriber accounts receivable,
 net of allowance for doubtful
 accounts of $347,861 in 1997
 and $381,197 in 1996...................          1,254,968      1,184,074
Other receivables.......................          3,230,009      2,622,375
Prepaid expenses and other..............          1,522,127      1,776,272
Property, plant and equipment at cost:
 Cable television transmission and
   distribution systems and related
   equipment............................        126,908,200    110,600,391
 Land, building, vehicles and
   furniture and fixtures...............          6,750,641      5,726,169
                                                133,658,841    116,326,560
Less accumulated depreciation...........        (20,778,091)   (14,264,937)
        Net property, plant and
          equipment.....................        112,880,750    102,061,623
Franchise costs and other intangible
 assets, net of accumulated
 amortization of $41,716,408 in 1997
 and $28,849,916 in 1996................        192,218,180    190,801,885

        Total assets....................       $312,728,761   $299,833,461

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued
 liabilities............................       $ 12,341,181   $  9,937,238
Subscriber deposits and prepayments.....          1,373,884      1,272,279
Interest payable........................          7,219,960      6,784,261
Deferred taxes payable..................         14,815,000     17,473,000
Notes payable...........................        224,000,000    198,500,000
        Total liabilities...............        259,750,025    233,966,778
Commitments
Redeemable partners' interests..........          6,541,440      4,861,840
Partners' capital (deficit):
 General partner........................         (1,648,183)    (1,309,354)
 Limited partners.......................         47,730,302     61,881,692
 Preferred equity interest..............            355,177        432,505

        Total partners' capital.........         46,437,296     61,004,843
        Total liabilities and partners'
          capital.......................       $312,728,761   $299,833,461

See accompanying notes to financial statements.

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS
                                                 June 30,      June 30,
                                                   1997          1996
Cash...................................         $ 1,622,727   $  1,716,052
Subscriber accounts receivable,
  net of allowance for doubtful
    accounts of $347,861 in 1997
    and $351,253 in 1996...............           1,254,968      1,084,983
Other receivables......................           3,230,009      1,759,040
Prepaid expenses and other.............           1,522,127        994,568
Property, plant and equipment at cost:
  Cable television transmission and
   distribution systems and related
   equipment...........................         126,908,200    102,449,204
  Land, building, vehicles and
   furniture and fixtures..............           6,750,641      5,132,344
                                                133,658,841    107,581,548
Less accumulated depreciation..........         (20,778,091)    (8,070,734)
     Net property, plant and equipment          112,880,750     99,510,814
  Franchise costs and other intangible
    assets, net of accumulated
   amortization of 41,716,408 in 1997
   and $16,119,518 in 1996.............         192,218,180    202,757,670

         Total assets..................        $312,728,761   $307,823,127

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued
  liabilities..........................        $ 12,341,181   $  8,703,316
Subscriber deposits and prepayments....           1,373,884      1,124,966
Interest payable.......................           7,219,960      6,179,367
Deferred taxes payable.................          14,815,000     19,348,000
Notes payable..........................         224,000,000    195,000,000
        Total liabilities..............         259,750,025    230,355,649
Commitments
  Redeemable partners' interests.......           6,541,440      4,232,000
Partners' capital (deficit)
  General partner......................          (1,648,183)    (1,114,617)
  Limited partners.....................          47,730,302     73,847,985
  Preferred equity interest............             355,177        502,110

         Total partners' capital.......          46,437,296     73,235,478
         Total liabilities and
           partners' Capital...........        $312,728,761   $307,823,127

             See accompanying notes to financial statements.

                    RIFKIN ACQUISITION PARTNERS, L.L.L.P.
             CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                                                    Six Months Ended
                                                         June 30,
                                                   1997           1996
Cash flows from operating activities:
Net loss................................       $(12,887,947)  $(10,030,547)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Depreciation and amortization.......         19,368,702     16,526,755
   Amortization of deferred loan cost...            494,880        476,066
   Loss on disposal of fixed assets.....          2,373,514        589,258
   Deferred tax benefit.................         (2,658,000)    (1,779,000)
   Increase in subscriber
     accounts receivable................            (70,894)      (200,075)
   Decrease in other receivables........           (607,634)      (216,373)
   Decrease (increase) in prepaid
     expenses and other.................            254,145        (70,339)
   Increase in accounts payable
      and accrued liabilities...........          2,403,943      2,835,731
   Increase in subscriber deposits
     and prepayment.....................            101,605        163,438
   Increase in interest
      payable...........................            435,699      6,088,094
      Net cash provided by operating
        activities......................          9,208,013     14,383,008

Cash flows from investing activities:
Acquisition of Mid-Tennessee Systems....                  -    (61,804,006)
Acquisition of RCT Systems..............                  -    (10,159,342)
Additions to property, plant and
  equipment.............................        (20,331,911)    (7,096,345)
Additions to cable television
  franchises, net of retirements
  and changes in other intangible
  assets................................        (14,282,786)      (497,906)
Net proceeds from the sale of assets....            142,179         66,249
      Net cash used in investing
        activities......................        (34,472,518)   (79,491,350)

Cash flows from financing activities:
Proceeds from issuance of Senior
  subordinated notes....................                  -    125,000,000
Proceeds from long-term bank debt.......         29,000,000      9,500,000
Deferred loan costs.....................                  -     (5,993,626)
Payments of long term-bank debt.........         (3,500,000)   (77,000,000)
Partners' capital contributions.........                  -     15,000,000
      Net cash provided by financing
        activities......................         25,500,000     66,506,374

Net increase in cash....................            235,495      1,398,032
Cash at beginning of period.............          1,387,232        318,020

Cash at end of period...................        $ 1,622,727    $ 1,716,052

              See accompanying notes to financial statements

                   RIFKIN ACQUISTION PARTNERS, L.L.L.P.
           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                (UNAUDITED)
                 Three Months Ended June 30, 1997 and 1996
                                  Preferred
                                    Equity     General        Limited
                                   Interest    Partner        Partners       Total
Partners' capital (deficit)
  at 3/31/97................      $ 396,518    $(1,587,362)   $54,453,608    $53,262,764
Net loss for the quarter
  ended 6/30/97.............        (41,341)       (68,901)    (6,779,866)    (6,890,108)
Accretion of redeemable
  partners' interest........              -          8,080         56,560         64,640

Partners' capital (deficit)
  at 6/30/97................      $ 355,177    $(1,648,183)   $47,730,302    $46,437,296



Partners' capital (deficit)
  at 3/31/96................      $ 537,254    $(1,012,042)   $79,919,699    $79,444,911
Net loss for the quarter
  ended 6/30/96.............        (35,144)       (58,575)    (5,763,714)    (5,857,433)
Accretion of redeemable
  partners' interest........              -        (44,000)      (308,000)      (352,000)

Partners' capital (deficit)
  at 6/30/96................      $ 502,110    $(1,114,617)   $73,847,985    $73,235,478

              See accompanying notes to financial statements.

                   RIFKIN ACQUISTION PARTNERS, L.L.L.P.
           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                (UNAUDITED)
                  Six Months Ended June 30, 1997 and 1996
                                  Preferred
                                   Equity       General        Limited
                                  Interest      Partner        Partners         Total
Partners' capital (deficit)
  at 12/31/96...............      $ 432,505   $(1,309,354)   $61,881,692    $61,004,843
Net loss for the six months
  ended 6/30/97.............        (77,328)     (128,879)   (12,681,740)   (12,887,947)
Accretion of redeemable
  partners' interest........              -      (209,950)    (1,469,650)    (1,679,600)
Partners' capital (deficit)
  at 6/30/97................      $ 355,177   $(1,648,183)   $47,730,302    $46,437,296



Partners' capital (deficit)
  at 12/31/95...............      $ 562,293   $(1,085,311)   $69,421,043    $68,898,025
Net loss for the six months
  ended 6/30/96.............        (60,183)     (100,306)    (9,870,058)   (10,030,547)
Partners' contributions.....              -       150,000     14,850,000     15,000,000
Accretion of redeemable
  partners' interest........              -       (79,000)      (553,000)      (632,000)

Partners' capital (deficit)
  at 6/30/96................      $ 502,110   $(1,114,617)   $73,847,985    $73,235,478

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

This form 10-Q is being filed in conformity with the SEC requirements for unaudited consolidated financial statements for the Company and does not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations, of partners' capital(deficit), and of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's consolidated financial position at June 30, 1997, December 31, 1996 and June 30,1996, its consolidated results of operations for the six months and three months ended June 30, 1997 and 1996, and its consolidated cash flows for the six months ended June 30, 1997 and 1996. The consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto included on Form 10-K, No. 333-3084, for the year ended December 31, 1996.


2.  Acquisition of Cable Properties

On March 1, 1996, the Company acquired certain cable operating assets ("Mid-Tennessee Systems") from Mid-Tennessee CATV, L.P., and on April 1, 1996 acquired certain cable operating assets ("RCT Systems") from Rifkin Cablevision of Tennessee, Ltd. Both Mid-Tennessee CATV, L.P. and Rifkin Cablevison of Tennessee, Ltd. were affiliates of the General Partner. The acquisition cost was funded by $15 million of additional partner contributions and the remainder from a portion of the proceeds received from the issuance of $125 million of 11 1/8% Senior Subordinated Notes.

The acquisitions were accounted for using the purchase method of accounting, and the results of operations of the Mid-Tennessee Systems have been included in the consolidated financial statements since March 1, 1996, and the results of the RCT Systems have been included in the consolidated financial statements since April 1, 1996.

The following unaudited pro forma information presents a summary of consolidated results of operations for the Company as if the Mid-Tennessee and RCT Systems acquisitions had occurred at the beginning of 1996, with pro forma adjustments to show the effect on depreciation and amortization for the acquired assets, management fees on additional revenues and interest expense on additional debt (dollars in thousands):

                             Quarter ended        Six Months Ended
                                 June 30,              June 30
                            1997        1996       1997       1996

 Total revenues.......... $21,331     $18,304   $ 40,668   $ 36,847
 Net loss................  (6,890)     (5,857)   (12,888)   (10,957)

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Mid-Tennessee and RCT Systems actually been acquired on January 1, 1996.

On April 1, 1997, the Company acquired the cable operating assets of two cable systems serving the Tennessee communities of Shelbyville and Manchester from Act V (the "ACT V Systems"), for an aggregate purchase price of approximately $19.7 million. The acquisition was funded by proceeds from the Company's reducing revolving loan with a financial institution.

                     RIFKIN ACQUISITION CAPITAL CORP.

                              BALANCE SHEET
                                                   June 30,        December 31,
                                                    1997              1996
Assets
Cash..........................................  $      1,000      $      1,000
      Total assets............................  $      1,000      $      1,000

Stockholder's Equity
Stockholder's Equity
     Common Stock; $1.00 par value;
      10,000 shares authorized, 1000
      shares issued and outstanding...........  $      1,000      $      1,000
             Total stockholder's equity.......  $      1,000      $      1,000

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


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1996

Revenue increased 16.5%, or approximately $3.0 million, to approximately $21.3 million for the three months ended June 30, 1997 from approximately $18.3 million for the three months ended June 30, 1996. This increase resulted primarily from growth in basic customers and increases in basic and tier rates as well as additional revenues in the approximate amount of $1.0 million as a result of the April 1, 1997 acquisition of cable systems serving Manchester and Shelbyville, Tennessee (the "ACT V Acquisition"). Basic customers increased 9.7% to approximately 198,800 at June 30, 1997 from approximately 181,200 at June 30, 1996. This increase was attributable to the acquired customers related to the ACT V Acquisition (11,600) as well as continued growth in the Tennessee (1,600) and Georgia (4,500) systems. Average monthly revenue per customer increased 5.3% from $35.06 for the three months ended June 30, 1996 to $36.91 for 1997. Premium service units increased 4.0% to approximately 111,000 as of June 30, 1997, from 106,800 as of June 30, 1996. This increase was a result of the acquired units related to the ACT V Acquisition (7,400) offset by losses in certain Tennessee systems. The Company's premium penetration decreased to 55.9% from 58.9% between the comparable periods in 1997 and 1996 due mainly to decreased premium penetrations in certain systems as a result of moving the Disney Channel from premium to tier.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, increased 27.2%, or approximately $700,000 to approximately $3.4 million for the three months ended June 30, 1997 from approximately $2.7 million in 1996, and increased as a percentage of revenue to 16.0% from 14.7%. Approximately $300,000 of the increase relates to higher salaries and benefits as a result of added technical personnel and annual wage increases while approximately $200,000 of the increase relates to the operating expense of the acquired systems in the ACT V Acquisition.

Programming expense, which includes costs related to basic, tier and premium services, increased 23.4%, or approximately $900,000, to approximately $4.8 million for the three months ended June 30, 1997 from approximately $3.9 million for the three months ended June 30, 1996, and increased as a percentage of revenue to 22.4% from 21.1%. The increase is mainly due to program vendor rate increases and the addition of programming in certain systems as well as approximately $300,000 related to the programming expense of the acquired systems in the ACT V Acquisition.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 13.2%, or approximately $400,000 to approximately $3.1 million for the three months ended June 30, 1997 from approximately $2.8 million for the same period in 1996. As a percentage of revenue, selling, general and administrative expense decreased to 14.7% for the three months ended June 30, 1997 from 15.1% for the same period in 1996. Approximately $100,000 of the increase related to the selling, general and administrative expense of the acquired systems in the ACT V Acquisition.

Depreciation and amortization expense of approximately $9.8 million for the three months ended June 30, 1997 increased approximately $600,000 from depreciation and amortization expense for the same period in 1996. The increases in depreciation resulted primarily from increases of approximately $9.1 million in the second quarter of 1997 along with $4.8 million attributable to the fixed assets added in relation to the acquired systems in the ACT V Acquisition and approximately $4.1 million in the comparable period in 1996 in property, plant and equipment. As a percentage of revenue, depreciation and amortization expenses decreased to 46.1% in the second quarter of 1997 from 50.5% in the comparable period in 1996.

Management fees, equal to 3.5% of gross revenue, increased to approximately $700,000 in the second quarter of 1997 from management fees of approximately $600,000 in the comparable period of 1996, due to the increase in the Company's revenue as a result of rate increases and revenues related to the acquired systems in the ACT V Acquisition.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment increased to approximately $2.2 million in the first quarter of 1997 from approximately $400,000 in the first quarter of 1996.

Interest expense in the second quarter of 1997 increased by approximately $500,000 or 9.2% over interest for the same period in 1996 and decreased as a percentage of revenue from 29.7% to 27.9%. Interest expense was based on an average debt balance of $218.5 million with an average interest rate of 10.9% and an average debt balance of $196.3 million with an average interest rate of 11.1% for the second quarters of 1997 and 1996, respectively. This increase was primarily a result of a greater debt level in 1997.

The Company is a "pass-through" entity for income tax purposes. All income or loss flows through to the partners of the Company in accordance with the Partnership Agreement. An income tax benefit of approximately $1.9 million and $900,000 was recorded in the three month periods ended June 30, 1997 and 1996, respectively and relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."

As a result of the factors discussed above, net loss increased
17.6%, or approximately $1.0 million in the three months ended June 30, 1997 compared to the comparable period of 1996.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, non-recurring interest income (related to the escrowed Notes proceeds) and the non-cash provision for the management incentive plan increased 12.3%, or approximately $1.1 million, to approximately $9.6 million in 1997 from $8.5 million in 1996. As a percentage of revenue, Adjusted EBITDA decreased to 44.9% in the second quarter of 1997 from 46.6% in the comparable period in 1996 as the Company's expense growth exceeded its revenue growth. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE
30, 1996

Revenue increased 20.4%, or approximately $6.9 million, to approximately $40.7 million for the six months ended June 30, 1997 from approximately $33.8 million for the six months ended June 30, 1996. This increase resulted from the following: (a) approximately $2.5 million from growth in basic customers and increases in basic and tier rates, (b) approximately $2.3 million in total revenue as a result of the March 1, 1996 acquisition of cable systems serving Hickory Hill, Lebanon and McMinnville, Tennessee (the "Mid-Tennessee Acquisition"),(c) approximately $1.1 million in total revenue as a result of the April 1, 1996 acquisition of cable systems serving Fayetteville, Lawrenceburg and Pulaski, Tennessee (the "RCT Acquisition") and (d) approximately $1.0 million in total revenue as a result of the April 1, 1997 acquisition of cable systems serving Manchester and Shelbyville, Tennessee (the "ACT V Acquisition"). Basic customers increased
9.7% to approximately 198,800 at June 30, 1997 from approximately 181,200 at June 30, 1996. This increase was attributable to the acquired customers related to the ACT V Acquisition (11,600), continued growth in the Tennessee (1,600) and Georgia (4,500) systems. Average monthly revenue per customer decreased 1.8% from $35.93 for the six months ended June 30, 1996 to $35.30 for 1997 due to the non-recurrence of approximately $600,000 in escrow earnings in 1997. Premium service units increased 4.0% to approximately 111,000 as of June 30, 1997, from 106,800 as of June 30, 1996. This increase was a result of the acquired units related to the ACT V Acquisition (7,400) offset by losses in certain Tennessee systems. The Company's premium penetration decreased to 55.9% from 58.9% between the comparable periods in 1997 and 1996 due mainly to decreased premium penetrations in certain systems as a result of moving the Disney Channel from premium to tier.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, increased 40.8%, or approximately $2.0 million to approximately $6.9 million for the six months ended June 30, 1997 from approximately $4.9 million in 1996, and increased as a percentage of revenue to 17.0% from 14.5%. Approximately $500,000, $200,000 and $200,000 of the
increase relates to the operating expense of the acquired systems in the Mid-Tennessee Acquisition, RCT Acquisition and ACT V Acquisition, respectively. Approximately $600,000 of the increase relates to higher salaries and benefits as a result of added technical personnel and annual wage increases, and approximately $200,000 relates to increased franchise fees as a result of higher revenues.

Programming expense, which includes costs related to basic, tier and premium services, increased 28.8%, or approximately $2.0 million, to approximately $9.0 million for the six months ended June 30, 1997 from approximately $7.0 million for the six months ended June 30, 1996, and increased as a percentage of revenue to 22.1% from 20.6%. Approximately $500,000, $300,000 and $300,000 of the increase relates to the programming expenses of the acquired systems in the Mid-Tennessee Acquisition, RCT Acquisition and ACT
V Acquisition, respectively. The remainder of the increase is due to program vendor rate increases and the addition of programming in certain systems.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 17.0%, or approximately $800,000 to approximately $5.7 million for the six months ended June 30, 1997 from approximately $4.8 million for the same period in 1996. As a percentage of revenue, selling, general and administrative expense decreased to 13.9% for the six months ended June 30, 1997 from 14.3% for the same period in 1996. Approximately $300,000, $200,000 and $100,000 related to the selling, general and administrative expense of the acquired systems in the Mid-Tennessee Acquisition, RCT Acquisition and ACT V Acquisition, respectively.

Depreciation and amortization expense of approximately $19.4 million for the six months ended June 30, 1997 increased approximately $2.8 million from depreciation and amortization expense for the same period in 1996. The increases in depreciation resulted primarily from increases of approximately $7.1 million in the first half of 1996 and approximately $15.5 million in the comparable period in 1997 in property, plant and equipment along with approximately $4.8 million attributable to the fixed assets added in relation to the acquired systems in the ACT V Acquisition. The increases in amortization expense resulted primarily from the amortization of franchise cost related to the Mid-Tennessee Acquisition, RCT Acquisition and ACT V Acquisition, respectively. As a percentage of revenue, depreciation and amortization expenses decreased to 47.8% in the first half of 1997 from 48.9% in the comparable period in 1996.

Management fees, equal to 3.5% of gross revenue, increased to approximately $1.4 million in the first half of 1997 from management fees of approximately $1.2 million in the comparable period of 1996, due to the increase in the Company's revenue as a result of increases in customers and rates as well as the Mid-Tennessee Acquisition, RCT Acquisition and ACT V Acquisition.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment increased to approximately $2.4 million in the first half of 1997 and from approximately $600,000 in the first half of 1996.

Interest expense in the first half of 1997 increased by approximately $900,000 or 8.6% over interest for the same period in 1996 and decreased as a percentage of revenue from 31.4% to 28.3%. Interest expense was based on an average debt balance of $211.8 million with an average interest rate of 10.9% and an average debt balance of $205.8 million with an average interest rate of 10.3% for the first six months of 1997 and 1996, respectively. This increase was primarily a result of the greater debt level in 1997.

The Company is a "pass-through" entity for income tax purposes. All income or loss flows through to the partners of the Company in accordance with the Partnership Agreement. An income tax benefit of approximately $2.7 million and $1.8 million was recorded in the six month periods ended June 30, 1997 and 1996, respectively and relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."

As a result of the factors discussed above, net loss increased
28.5%, or approximately $2.9 million in the six months ended June
30, 1997 compared to the comparable period of 1996.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, non-recurring interest income (related to the escrowed Notes proceeds) and the non-cash provision for the management incentive plan increased 15.8%, or approximately $2.5 million, to approximately $18.2 million in 1997 from approximately $15.7 million in 1996. As a percentage of revenue, Adjusted EBITDA decreased to 44.7% in the first half of 1997 from 46.5% in the comparable period in 1996 as the Company's expense growth exceeded its revenue growth. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.


LIQUIDITY AND CAPITAL RESOURCES

The Company has relied upon cash generated by operations, borrowing and equity contributions to fund capital expenditures and acquisitions, service its indebtedness and finance its working capital needs. During the comparable three month periods ended June 30, 1997 and 1996, net cash provided by operations (including changes in working capital) of the Company was approximately $8.6 million and $8.5 million, respectively. During the comparable six month periods ended June 30, 1997 and 1996, net cash provided by operations (including changes in working capital) of the Company was approximately $9.2 million and $14.4 million, respectively.

From December 31, 1996, the Company's available cash increased from approximately $1.4 million to approximately $1.6 million. For the same comparable dates, accounts payable and accrued liabilities increased by approximately $2.4 million to approximately $12.3 million. Interest payable increased from approximately $6.8 million to approximately $7.2 million for the same comparable dates due primarily to the effect of the timing of payments. Also, for the same comparable dates, deferred taxes payable decreased approximately $2.7 million to approximately $14.8 million as a result of differences in book and tax depreciation and amortization lives and methods. Notes payable increased by $25.5 million from December 31, 1996 to June 30, 1997 due to capital expenditures primarily a result of the acquisition of two non-material cable systems in Tennessee along with planned Georgia and Tennessee plant upgrades.

The Company has increased its total consolidated debt to $224 million as of June 30, 1997 from $198.5 million at December 31, 1996. The Company has unused commitments under the Amended and Restated Credit Agreement of $45.2 million, $5.3 million of which is available for general corporate purposes. Access to the remaining $39.9 million of availability under the Credit Agreement for general corporate purposes or Permitted Acquisitions (as defined in the Amended and Restated Credit Agreement) is subject to the Company's compliance with all covenants in such facility and the Company's Total Funded Debt Ratio (defined as the ratio of funded indebtedness of the Company to annualized Adjusted EBITDA based on the most recent quarter) being below 6.00x. As of June 30, 1997, the Company's Total Funded Debt Ratio was 5.86x.
Interest payments on the Notes and interest and principal payments under the Amended and Restated Credit Agreement represent significant liquidity requirements for the Company. The Amended and Restated Credit Agreement provides for two term loan facilities in a total amount of $65 million. Term Loan A in the amount of $25 million, matures on March 31, 2003 and begins amortizing on March 31, 2000. Term Loan B in the amount of $40 million, matures March 31, 2004 and begins amortizing March 31, 2002. The Amended and Restated Credit Agreement also provides for an $80 million reducing revolving facility, which has reduced to $76.3 million as of June 30, 1997, with a final maturity date of March 31, 2003. Borrowings under the Amended and Restated Credit Agreement will bear interest at floating rates and will require interest payments on various dates depending upon the interest rate options selected by the Company.

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

PART II:      OTHER INFORMATION

ITEM 5.   Other Information

                      RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                     REVENUE AND OPERATING CASH FLOW REPORT
                                   (UNAUDITED)
                    Three Months Ended June 30, 1997 and 1996

REVENUES:
                                                     1997              1996
 Georgia................................          $ 6,489,276    $ 5,630,730
 Illinois...............................            2,570,031      2,359,475
 Michigan...............................            1,151,017      1,046,437
 RTL-Tennessee..........................            5,353,501      4,976,633
 RAP-Tennessee.(3)......................            5,739,272      4,248,249
 Other(2)...............................               28,313         42,113

    Total...............................          $21,331,410    $18,303,657

OPERATING CASH FLOW(1):

 Georgia................................          $ 3,064,791    $ 2,871,409
 Illinois...............................            1,339,324      1,129,489
 Michigan...............................              548,347        500,815
 RTL-Tennessee..........................            2,793,838      2,684,394
 RAP-Tennessee.(3)......................            2,577,319      1,963,450
 Other..................................                5,081         22,534

    Total...............................          $10,328,700    $ 9,172,091

OPERATING CASH FLOW AS A PERCENT OF REVENUES:

 Georgia................................                47.2%          51.0%
 Illinois...............................                52.1%          47.9%
 Michigan...............................                47.6%          47.9%
 RTL-Tennessee..........................                52.2%          53.9%
 RAP-Tennessee.(3)......................                44.9%          46.2%

    Total (excluding other).............                48.5%          50.1%

(1) Excludes management fee expense of $746,601 and $640,628 net losses related to the disposition of certain plant assets of $2,244,511 and $449,013 for the three months ended June 30, 1997 and 1996, respectively, and non-cash management incentive plan expense of $314,994 AND $184,998 for the three month periods ended June 30, 1997 and 1996, respectively.

(2) Principally interest income.

(3) Activity relates to the Mid-Tennessee Systems acquired on March 1, 1996, the RCT Systems acquired on April 1, 1996, and ACT V Systems acquired on April 1, 1997.

                   RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                  REVENUE AND OPERATING CASH FLOW REPORT
                                (UNAUDITED)
                  Six Months Ended June 30, 1997 and 1996
REVENUES:
                                                     1997              1996
 Georgia................................          $12,548,587    $11,127,764
 Illinois...............................            5,025,078      4,738,250
 Michigan...............................            2,241,205      2,098,406
 RTL-Tennessee..........................           10,516,050      9,862,499
 RAP-Tennessee.(3)......................           10,285,637      5,306,781
 Other(2)...............................               51,182        652,687

    Total...............................          $40,667,739    $33,786,387

OPERATING CASH FLOW(1):

 Georgia................................          $ 5,977,188    $ 5,689,322
 Illinois...............................            2,573,684      2,341,213
 Michigan...............................            1,092,312      1,036,561
 RTL-Tennessee..........................            5,394,199      5,237,683
 RAP-Tennessee.(3)......................            4,564,509      2,491,265
 Other..................................                6,113        624,691

    Total...............................          $19,608,005    $17,420,735

OPERATING CASH FLOW AS A PERCENT OF REVENUES:

 Georgia................................                47.6%          51.1%
 Illinois...............................                51.2%          49.4%
 Michigan...............................                48.7%          49.4%
 RTL-Tennessee..........................                51.3%          53.1%
 RAP-Tennessee.(3)......................                44.4%          46.9%

    Total (excluding other).............                48.3%          50.7%

(1) Excludes management fee expense of $1,423,372 and $1,162,914, net losses related to the disposition of certain plant assets of $2,373,514 and $589,258 for the six months ended June 30, 1997 and 1996, respectively, and non-cash management incentive plan expense of $479,994 and $349,998 for the quarters ended June 30, 1997 and 1996, respectively.

(2) Principally interest income. In addition, 1996 includes interest income from Senior Subordinated Notes proceeds held in escrow from January 31, 1996 through March 1, 1996, totalling $560,265.

(3) Activity relates to the Mid-Tennessee Systems acquired on March 1, 1996, the RCT Systems acquired on April 1, 1996, and Act V Systems acquired on April 1, 1997.

                                SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, as of August 14, 1997.


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