Form 10-Q
period 1997-09-30
RIFKIN ACQUISITION PARTNERS LLLP; RIFKIN ACQUISITION CAPITAL CORP
filed 1997-11-14
CIK 1011695, 1011701

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                               FORM 10-Q




     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.




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

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.


                                  INDEX


                                                          Page Number

Part I.  Financial Information:

Item 1.  Financial Statements:

Rifkin Acquisition Partners, L.L.L.P.

        a.     Consolidated Statement of Operations............  3

        b.     Consolidated Balance Sheet......................  5

        c.     Consolidated Statement of Cash Flows............  7

        d.     Consolidated Statement of Partners' Capital
                (Deficit)......................................  9

        e.     Notes to Consolidated Financial Statements...... 11

Rifkin Acquisition Capital Corp.

         a. Balance Sheet...................................     13

         b. Notes to Balance Sheet..........................     14

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations................      15

Part II: Other Information:

Item 1.  Legal Proceedings--(none)

Item 2.  Changes in Securities--(none)

Item 3.  Defaults Upon Senior Securities--(none)

Item 4.  Submission of Matters to a Vote of Security
        Holders--(none)

Item 5.  Other Information

        a. Revenue and Operating Cash Flow Report..........      21

Item 6.  Exhibits and Reports on Form 8-K--(none)

Signatures..................................................     23

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                RIFKIN ACQUISITION PARTNERS, L.L.L.P.
          CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                Three Months Ended
                                                  September 30,
                                                  1997        1996
Revenue:
Service................................      $20,021,657    $17,498,967
Installation and other.................        1,436,465      1,146,782

     Total revenue                            21,458,122     18,645,749

Costs and Expenses:
Operating expense......................        3,792,107      2,695,345
Programming expense....................        4,669,012      3,837,395
Selling, general and administrative
  expense..............................        2,551,723      2,891,333
Depreciation and amortization..........        9,767,522      9,331,709
Management fees........................          751,033        652,602
Loss on disposal of assets.............        2,704,207        195,360

     Total costs and expenses.........        24,235,604     19,603,744

Operating loss.........................       (2,777,482)      (957,995)
Interest expense.......................        6,123,146      5,501,220

Loss before income taxes...............       (8,900,628)    (6,459,215)
Income tax benefit.....................         (774,000)      (783,719)

Net loss...............................      $(8,126,628)   $(5,675,496)

Adjusted EBITDA........................      $ 9,884,246    $ 8,744,073

             See accompanying notes to financial statements.

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
            CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                  Nine Months Ended
                                                    September 30,
                                                  1997         1996
Revenue:
Service................................     $ 58,347,858   $ 48,764,840
Installation and other.................        3,778,003      3,667,296

     Total revenue                            62,125,861     52,432,136

Costs and Expenses:
Operating expense......................       10,683,440      7,591,555
Programming expense....................       13,650,763     10,813,312
Selling, general and administrative
  expense..............................        8,218,367      7,734,856
Depreciation and amortization..........       29,136,224     25,858,464
Management fees........................        2,174,405      1,815,516
Loss on disposal of assets.............        5,077,721        784,618

     Total costs and expenses.........        68,940,920     54,598,321

Operating loss.........................       (6,815,059)    (2,166,185)
Interest expense.......................       17,631,516     16,094,577

Loss before income taxes...............      (24,446,575)   (18,260,762)
Income tax benefit.....................       (3,432,000)    (2,554,719)

Net loss...............................     $(21,014,575)  $(15,706,043)

Adjusted EBITDA........................     $ 28,068,879   $ 24,441,629

             See accompanying notes to financial statements.

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                       CONSOLIDATED BALANCE SHEET
                                              September 30,   December 31,
                                                  1997           1996
                                               (Unaudited)
ASSETS

Cash....................................       $  2,234,780   $  1,387,232
Subscriber accounts receivable,
 net of allowance for doubtful
 accounts of $397,536 in 1997
 and $381,197 in 1996..................           1,198,623      1,184,074
Other receivables.......................          3,512,758      2,622,375
Prepaid expenses and other..............          1,675,239      1,776,272
Property, plant and equipment at cost:
 Cable television transmission and
   distribution systems and related
   equipment...........................         129,903,938    110,600,391
 Land, building, vehicles and
   furniture and fixtures..............           7,220,271      5,726,169
                                                137,124,209    116,326,560
Less accumulated depreciation...........        (23,854,082)   (14,264,937)
        Net property, plant and
          equipment....................         113,270,127    102,061,623
Franchise costs and other intangible
 assets, net of accumulated
 amortization of $47,437,542 in 1997
 and $28,849,916 in 1996...............         186,065,104    190,801,885

        Total assets...................        $307,956,631   $299,833,461

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued
 liabilities...........................        $ 12,717,718   $  9,937,238
Subscriber deposits and prepayments.....          1,494,015      1,272,279
Interest payable........................          3,851,790      6,784,261
Deferred taxes payable..................         14,041,000     17,473,000
Notes payable...........................        231,000,000    198,500,000
        Total liabilities..............         263,104,523    233,966,778
Commitments
Redeemable partners' interests..........          6,228,800      4,861,840
Partners' capital (deficit):
 General partner.......................          (1,690,370)    (1,309,354)
 Limited partners......................          40,007,260     61,881,692
 Preferred equity interest.............             306,418        432,505

        Total partners' capital........          38,623,308     61,004,843
        Total liabilities and partners'
          capital......................        $307,956,631   $299,833,461


             See accompanying notes to financial statements.

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                               September 30,    September 30,
                                                    1997            1996
ASSETS

Cash...................................         $ 2,234,780   $  1,243,117
Subscriber accounts receivable,
  net of allowance for doubtful
    accounts of $397,536 in 1997
    and $337,800 in 1996...............           1,198,623      1,054,397
Other receivables......................           3,512,758      2,156,141
Prepaid expenses and other.............           1,675,239      1,549,287
Property, plant and equipment at cost:
  Cable television transmission and
   distribution systems and related
   equipment..........................          129,903,938    107,194,770
  Land, building, vehicles and
   furniture and fixtures.............            7,220,271      5,387,434
                                                137,124,209    112,582,204
Less accumulated depreciation..........         (23,854,082)   (11,152,610)
     Net property, plant and equipment          113,270,127    101,429,594
  Franchise costs and other intangible
    assets, net of accumulated
   amortization of 47,437,542 in 1997
   and $22,457,616 in 1996............          186,065,104    196,610,720

         Total assets.................         $307,956,631   $304,043,256


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued
  liabilities..........................        $ 12,717,718   $  9,298,005
Subscriber deposits and prepayments....           1,494,015      1,103,044
Interest payable.......................           3,851,790      3,286,225
Deferred taxes payable.................          14,041,000     18,564,000
Notes payable..........................         231,000,000    200,000,000
        Total liabilities.............          263,104,523    232,251,274
Commitments
  Redeemable partners' interests.......           6,228,800      4,540,000
Partners' capital (deficit)
  General partner......................          (1,690,370)    (1,209,872)
  Limited partners.....................          40,007,260     67,993,797
  Preferred equity interest............             306,418        468,057

         Total partners' capital......           38,623,308     67,251,982
         Total liabilities and
           partners' Capital..........         $307,956,631   $304,043,256



             See accompanying notes to financial statements.

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
             CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                                                   Three Months Ended
                                                      September 30,
                                                   1997           1996
Cash flows from operating activities:

Net loss.................................       $(8,126,628)   $(5,675,496)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Depreciation and amortization........         9,767,522      9,331,709
   Amortization of deferred loan cost...            247,440        247,247
   Loss on disposal of fixed assets.....          2,704,207        195,360
   Deferred tax benefit.................           (774,000)      (784,000)
   Decrease in subscriber
     accounts receivable................             56,345         30,586
   Increase in other receivables........           (282,749)      (397,101)
   Increase in prepaid
     expenses and other.................           (153,112)      (554,719)
   Increase in accounts payable
      and accrued liabilities...........            376,537        594,690
   Increase (decrease) in subscriber
     deposits and prepayment............            120,131        (21,922)
   Decrease in interest
      payable............................        (3,368,170)    (2,893,142)
      Net cash provided by operating
        activities......................            567,523         73,212

Cash flows from investing activities:

Additions to property, plant and
  equipment..............................        (6,879,091)    (5,296,563)
Additions to cable television
  franchises, net of retirements
  and changes in other intangible
  assets.................................          (166,269)      (210,120)
Net proceeds from the sale of assets.....            89,890         49,883
      Net cash used in investing
        activities......................         (6,955,470)    (5,456,800)

Cash flows from financing activities:

Proceeds from long-term bank debt........         8,000,000      7,500,000
Deferred loan costs......................  -        (89,347)
Payments of long term-bank debt..........        (1,000,000)    (2,500,000)

      Net cash provided by financing
        activities......................          7,000,000      4,910,653

Net increase (decrease) in cash..........           612,053       (472,935)
Cash at beginning of quarter.............         1,622,727      1,716,052

Cash at end of quarter...................       $ 2,234,780    $ 1,243,117

              See accompanying notes to financial statements

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
             CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                                                    Nine Months Ended
                                                      September 30,
                                                    1997           1996
Cash flows from operating activities:
Net loss.................................      $(21,014,575)  $(15,706,043)
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Depreciation and amortization........        29,136,224     25,858,464
   Amortization of deferred loan cost...            742,320        723,313
   Loss on disposal of fixed assets.....          5,077,721        784,618
   Deferred tax benefit.................         (3,432,000)    (2,563,000)
   Increase in subscriber
     accounts receivable................            (14,549)      (169,489)
   Increase in other receivables........           (890,383)      (613,474)
   Decrease (increase) in prepaid
     expenses and other.................            101,033       (625,058)
   Increase in accounts payable
      and accrued liabilities...........          2,780,480      3,430,421
   Increase in subscriber deposits
     and prepayment.....................            221,736        141,516
   Increase (decrease) in interest
      payable............................        (2,932,471)     3,194,952
      Net cash provided by operating
        activities......................          9,775,536     14,456,220

Cash flows from investing activities:
Acquisition of Mid-Tennessee Systems.....                 -    (61,804,006)
Acquisition of RCT Systems...............                 -    (10,159,342)
Additions to property, plant and
  equipment..............................       (27,211,002)   (12,392,908)
Additions to cable television
  franchises, net of retirements
  and changes in other intangible
  assets.................................       (14,449,055)      (708,026)
Net proceeds from the sale of assets.....           232,069        116,132
      Net cash used in investing
        activities......................        (41,427,988)   (84,948,150)

Cash flows from financing activities:
Proceeds from issuance of Senior
  subordinated notes.....................                 -    125,000,000
Proceeds from long-term bank debt........        37,000,000     17,000,000
Deferred loan costs......................                 -     (6,082,973)
Payments of long term-bank debt..........        (4,500,000)   (79,500,000)
Partners' capital contributions..........                 -     15,000,000
      Net cash provided by financing
        activities......................         32,500,000     71,417,027

Net increase in cash.....................           847,548        925,097
Cash at beginning of period..............         1,387,232        318,020

Cash at end of period....................       $ 2,234,780    $ 1,243,117


              See accompanying notes to financial statements

                   RIFKIN ACQUISTION PARTNERS, L.L.L.P.
           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                (UNAUDITED)
               Three Months Ended September 30, 1997 and 1996
                                   Preferred
                                     Equity     General       Limited
                                    Interest    Partner       Partners         Total
Partners' capital (deficit)
  at 6/30/97................      $ 355,177   $(1,648,183)   $47,730,302    $46,437,296
Net loss for the quarter
  ended 9/30/97.............        (48,759)      (81,267)    (7,996,602)    (8,126,628)
Decrement of redeemable
  partners' interest........              -        39,080        273,560        312,640

Partners' capital (deficit)
  at 9/30/97................      $ 306,418   $(1,690,370)   $40,007,260    $38,623,308



Partners' capital (deficit)
  at 6/30/96................      $ 502,110   $(1,114,617)   $73,847,985    $73,235,478
Net loss for the quarter
  ended 9/30/96.............        (34,053)      (56,755)    (5,584,688)    (5,675,496)
Accretion of redeemable
  partners' interest........              -       (38,500)      (269,500)      (308,000)

Partners' capital (deficit)
  at 9/30/96................      $ 468,057   $(1,209,872)   $67,993,797    $67,251,982

              See accompanying notes to financial statements.

                     RIFKIN ACQUISTION PARTNERS, L.L.L.P.
           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                (UNAUDITED)
               Nine Months Ended September 30, 1997 and 1996
                                  Preferred
                                   Equity       General        Limited
                                  Interest      Partner        Partners         Total

Partners' capital (deficit)
  at 12/31/96...............      $ 432,505   $(1,309,354)   $61,881,692    $61,004,843
Net loss for the nine months
  ended 9/30/97.............       (126,087)     (210,146)   (20,678,342)   (21,014,575)
Accretion of redeemable
  partners' interest........              -      (170,870)    (1,196,090)    (1,366,960)
Partners' capital (deficit)
  at 9/30/97................      $ 306,418   $(1,690,370)   $40,007,260    $38,623,308



Partners' capital (deficit)
  at 12/31/95...............      $ 562,293   $(1,085,311)   $69,421,043    $68,898,025
Net loss for the nine months
  ended 9/30/96.............        (94,236)     (157,061)   (15,454,746)   (15,706,043)
Partners' contributions.....              -       150,000     14,850,000     15,000,000
Accretion of redeemable
  partners' interest........              -      (117,500)      (822,500)      (940,000)

Partners' capital (deficit)
  at 9/30/96................      $ 468,057   $(1,209,872)   $67,993,797    $67,251,982

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

This form 10-Q is being filed in conformity with the SEC requirements for unaudited consolidated financial statements for the Company and does not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations, of partners' capital(deficit), and of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's consolidated financial position at September 30, 1997, December 31, 1996 and September 30,1996, its consolidated results of operations for the nine months and three months ended September 30, 1997 and 1996, and its consolidated cash flows for the nine months ended September 30, 1997 and 1996. The consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto included on Form 10-K, No. 333-3084, for the year ended December 31, 1996.


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

                               Quarter ended        Nine Months Ended
                                September 30,       September 30
                               1997        1996       1997      1996

 Total revenues............. $21,458     $18,645   $ 62,126  $ 55,492
 Net loss...................  (8,127)     (5,675)   (21,015)  (16,632)

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

                     RIFKIN ACQUISITION CAPITAL CORP.

                              BALANCE SHEET



                                                 September 30,    December 31,
                                                    1997             1996
                                                 (Unaudited)

Assets
Cash..........................................  $      1,000     $      1,000
      Total assets............................  $      1,000     $      1,000

Stockholder's Equity
Stockholder's Equity
     Common Stock; $1.00 par value;
      10,000 shares authorized, 1000
      shares issued and outstanding...........  $      1,000     $      1,000
             Total stockholder's equity.......  $      1,000     $      1,000

    The accompanying notes are an integral part of the balance sheet

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


THREE MONTHS ENDED September 30, 1997 COMPARED TO THREE MONTHS ENDED September 30, 1996

Revenue increased 15.1%, or approximately $2.8 million, to approximately $21.5 million for the three months ended September 30, 1997 from approximately $18.6 million for the three months ended September 30, 1996. This increase resulted primarily from growth in basic customers and increases in basic and tier rates as well as additional revenues in the approximate amount of $1.1 million as a result of the April 1, 1997 acquisition of cable systems serving Manchester and Shelbyville, Tennessee (the "ACT V Acquisition"). Basic customers increased 9.0% to approximately 199,600 at September 30, 1997 from approximately 183,100 at September 30, 1996. This increase was attributable to the acquired customers related to the ACT V Acquisition (11,600) as well as continued growth in the Tennessee (600) and Georgia (3,800) systems. Average monthly revenue per customer increased 5.2% from $34.12 for the three months ended September 30, 1996 to $35.90 for 1997. Premium service units increased 2.0% to approximately 109,500 as of September 30, 1997, from 107,300 as of September 30, 1996. This increase was a result of the acquired units related to the ACT V Acquisition (7,400), growth in the Illinois systems (1,100), offset by losses in the Tennessee and Georgia systems. The Company's premium penetration decreased to 54.9% from 58.6% between the periods in 1997 and 1996 due mainly to decreased premium penetrations in Georgia and Tennessee as a result of moving the Disney Channel from premium to tier.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, increased 40.7% or approximately $1.1 million to approximately $3.8 million for the three months ended September 30, 1997 from approximately $2.7 million in 1996, and increased as a percentage of revenue to 17.7% from 14.5%. Approximately $300,000 of the increase relates to higher salaries and benefits as a result of added technical personnel and annual wage increases while approximately $200,000 of the increase relates to the operating expense of the acquired systems in the ACT V Acquisition.

Programming expense, which includes costs related to basic, tier and premium services, increased 21.7%, or approximately $800,000, to approximately $4.7 million for the three months ended September 30, 1997 from approximately $3.8 million for the three months ended September 30, 1996, and increased as a percentage of revenue to 21.8% from 20.6%. The increase is mainly due to program vendor rate increases and the addition of programming in certain systems as well as approximately $300,000 related to the programming expense of the acquired systems in the ACT V Acquisition.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, decreased 11.8%, or approximately $300,000 to approximately $2.6 million for the three months ended September 30, 1997 from approximately $2.9 million for the same period in 1996 due primarily to a $500,000 increase in program supplier co-op reimbursements. As a percentage of revenue, selling, general and administrative expense decreased to 11.9% for the three months ended September 30, 1997 from 15.5% for the same period in 1996. Selling, general and administrative expense of the acquired systems in the ACT V Acquisition contributed approximately $200,000 in increased expense.

Depreciation and amortization expense of approximately $9.8 million for the three months ended September 30, 1997 increased approximately $400,000 from depreciation and amortization expense for the same period in 1996. The increases in depreciation resulted primarily from increases of approximately $6.9 million in the third quarter of 1997 and approximately $5.3 million in the comparable period in 1996 in property, plant and equipment. As a percentage of revenue, depreciation and amortization expenses decreased to 45.5% in the third quarter of 1997 from 50.0% in the comparable period in 1996.

Management fees, equal to 3.5% of gross revenue, increased to approximately $800,000 in the third quarter of 1997 from management fees of approximately $700,000 in the comparable period of 1996, due to the increase in the Company's revenue as a result of rate increases and revenues related to the acquired systems in the ACT V Acquisition.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment increased to approximately $2.7 million in the third quarter of 1997 from approximately $200,000 in the third quarter of 1996.

Interest expense in the third quarter of 1997 increased by approximately $600,000 or 11.3% over interest for the same period in 1996 and decreased as a percentage of revenue from 29.5% to 28.5%. Interest expense was based on an average debt balance of $229.4 million with an average interest rate of 10.7% and an average debt balance of $199 million with an average interest rate of 11.1% for the third quarters of 1997 and 1996, respectively. This increase was primarily a result of a greater debt level in 1997.

The Company is a "pass-through" entity for income tax purposes. All income or loss flows through to the partners of the Company in accordance with the Partnership Agreement. An income tax benefit of approximately $800,000 was recorded in each of the three month periods ended September 30, 1997 and 1996 and relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."

As a result of the factors discussed above, net loss increased 43.2%, or approximately $2.5 million in the three months ended September 30, 1997 compared to the comparable period of 1996.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, non-recurring interest income (related to the escrowed Notes proceeds) and the non-cash provision for the management incentive plan increased 11.5%, or approximately $1.1 million, to approximately $9.9 million in 1997 from $8.7 million in 1996. As a percentage of revenue, Adjusted EBITDA decreased to 46.1% in the third quarter of 1997 from 46.9% in the comparable period in 1996 as the Company's expense growth exceeded its revenue growth. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.


NINE MONTHS ENDED September 30, 1997 COMPARED TO NINE MONTHS ENDED September 30, 1996

Revenue increased 18.5%, or approximately $9.7 million, to approximately $62.1 million for the nine months ended September 30, 1997 from approximately $52.4 million for the nine months ended September 30, 1996. This increase resulted from the following: (a) approximately $4.1 million from growth in basic customers and increases in basic and tier rates, (b) approximately $2.3 million in total revenue as a result of the March 1, 1996 acquisition of cable systems serving Hickory Hill, Lebanon and McMinnville, Tennessee (the "Mid-Tennessee Acquisition"),(c) approximately $1.1 million in total revenue as a result of the April 1, 1996 acquisition of cable systems serving Fayetteville, Lawrenceburg and Pulaski, Tennessee (the "RCT Acquisition") and (d) approximately $2.2 million in total revenue as a result of the April 1, 1997 acquisition of cable systems serving Manchester and Shelbyville, Tennessee (the "ACT V Acquisition"). Basic customers increased 9.0% to approximately 199,600 at September 30, 1997 from approximately 183,100 at September 30, 1996. This increase was attributable to the acquired customers related to the ACT V Acquisition (11,600), continued growth in the Tennessee (600) and Georgia (4,300) systems. Average monthly revenue per customer decreased 2.9% from $36.94 for the nine months ended September 30, 1996 to $35.87 for 1997 due to the non-recurrence of approximately $600,000 in escrow earnings in 1996. Premium service units increased 2.0% to approximately 109,500 as of September 30, 1997, from approximately 107,300 as of September 30, 1996. This increase was a result of the acquired units related to the ACT V Acquisition (7,400) offset by losses in Georgia and Tennessee. The Company's premium penetration decreased to 54.9% from 58.6% between the comparable periods in 1997 and 1996 due mainly to decreased premium penetrations in certain systems as a result of moving the Disney Channel from premium to tier.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, increased 40.8%, or approximately $3.1 million to approximately $10.7 million for the nine months ended September 30, 1997 from approximately $7.6 million in 1996, and increased as a percentage of revenue to 17.2% from 14.4%. Approximately $500,000, $200,000 and $400,000 of the increase relates to the operating expense of the acquired systems in the Mid-Tennessee Acquisition, RCT Acquisition and ACT V Acquisition, respectively. Approximately $1.1 million of the increase relates to higher salaries and benefits as a result of added technical personnel and annual wage increases, and approximately $400,000 relates to increased franchise fees as a result of higher revenues.

Programming expense, which includes costs related to basic, tier and premium services, increased 26.2%, or approximately $2.8 million, to approximately $13.7 million for the nine months ended September 30, 1997 from approximately $10.8 million for the nine months ended September 30, 1996, and increased as a percentage of revenue to 22.0% from 20.6%. Approximately $500,000, $300,000 and $500,000 of the
increase relates to the programming expenses of the acquired systems in the Mid-Tennessee Acquisition, RCT Acquisition and ACT V Acquisition, respectively. The remainder of the increase is due to program vendor rate increases and the addition of programming in certain systems.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 6.3%, or approximately $500,000 to approximately $8.2 million for the nine months ended September 30, 1997 from approximately $7.7 million for the same period in 1996. As a percentage of revenue, selling, general and administrative expense decreased to 13.2% for the nine months ended September 30, 1997 from 14.8% for the same period in 1996. Approximately $300,000, $200,000 and $300,000 related to the selling, general and administrative expense of the acquired systems in the Mid-Tennessee Acquisition, RCT Acquisition and ACT V Acquisition, respectively. These increases were offset by an approximate $800,000 increase in program supplier co-op reimbursement.

Depreciation and amortization expense of approximately $29.1 million for the nine months ended September 30, 1997 increased approximately $3.3 million from depreciation and amortization expense for the same period in 1996. The increase in depreciation resulted primarily from increases of approximately $12.4 million in the first three-quarters of 1996 and approximately $22.5 million in the comparable period in 1997 in property, plant and equipment along with approximately $4.8 million attributable to the fixed assets added in relation to the acquired systems in the ACT V Acquisition. The increases in amortization expense resulted primarily from the amortization of franchise cost related to the Mid-Tennessee Acquisition, RCT Acquisition and ACT V Acquisition, respectively. As a percentage of revenue, depreciation and amortization expenses decreased to 46.9% in the first three-quarters of 1997 from 49.3% in the comparable period in 1996.

Management fees, equal to 3.5% of gross revenue, increased to approximately $2.2 million in the first three-quarters of 1997 from management fees of approximately $1.8 million in the comparable period of 1996, due to the increase in the Company's revenue as a result of increases in customers and rates as well as the Mid-Tennessee
Acquisition, RCT Acquisition and ACT V Acquisition.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment increased to approximately $5.1 million in the first three-quarters of 1997 from approximately $800,000 in the first three-quarters of 1996.

Interest expense in the first three quarters of 1997 increased by approximately $1.5 million or 9.6% over interest for the same period in 1996 and decreased as a percentage of revenue from 30.7% to 28.4%. Interest expense was based on an average debt balance of $217.6 million with an average interest rate of 10.8% and an average debt balance of $204.2 million with an average interest rate of 10.5% for the first nine months of 1997 and 1996, respectively. This increase was primarily a result of the greater debt level in 1997.

The Company is a "pass-through" entity for income tax purposes. All income or loss flows through to the partners of the Company in accordance with the Partnership Agreement. An income tax benefit of approximately $3.4 million and $2.6 million was recorded in the nine month periods ended September 30, 1997 and 1996, respectively and relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS
109), "Accounting for Income Taxes."

As a result of the factors discussed above, net loss increased 33.8%, or approximately $5.3 million in the nine months ended September 30, 1997 compared to the comparable period of 1996.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, non-recurring interest income (related to the escrowed Notes proceeds) and the non-cash provision for the management incentive plan increased 14.8%, or approximately $3.6 million, to approximately $28.1 million in 1997 from approximately $24.4 million in 1996. As a percentage of revenue, Adjusted EBITDA decreased to 45.2% in the first nine months of 1997 from 46.6% in the comparable period in 1996 as the Company's expense growth exceeded its revenue growth. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.



LIQUIDITY AND CAPITAL RESOURCES

The Company has relied upon cash generated by operations, borrowing and equity contributions to fund capital expenditures and acquisitions, service its indebtedness and finance its working capital needs. During the comparable three month periods ended September 30, 1997 and 1996, net cash provided by operations (including changes in working capital) of the Company was approximately $600,000 and $100,000, respectively. During the comparable nine month periods ended September 30, 1997 and 1996, net cash provided by operations (including changes in working capital) of the Company was approximately $9.8 million and $14.5 million, respectively.

From December 31, 1996, the Company's available cash increased from approximately $1.4 million to approximately $2.2 million. For the same comparable dates, accounts payable and accrued liabilities increased by approximately $2.8 million to approximately $12.7 million. Interest payable decreased from approximately $6.8 million to approximately $3.9 million for the same comparable dates due primarily to the effect of the timing of payments. Also, for the same comparable dates, deferred taxes payable decreased approximately $3.4 million to approximately $14.0 million as a result of differences in book and tax depreciation and amortization lives and methods. Notes payable increased by $32.5 million from December 31, 1996 to September 30, 1997 primarily due to capital expenditures related to the acquisition of two non-material cable systems in Tennessee along with planned Georgia and Tennessee plant upgrades.

The Company has increased its total consolidated debt to $231 million as of September 30, 1997 from $198.5 million at December 31, 1996. The Company has unused commitments under the Amended and Restated Credit Agreement of $36.4 million, $5.8 million of which is available for general corporate purposes. Access to the remaining $30.6 million of availability under the Credit Agreement for general corporate purposes or Permitted Acquisitions (as defined in the Amended and Restated Credit Agreement) is subject to the Company's compliance with all covenants in such facility and the Company's Total Funded Debt Ratio (defined as the ratio of funded indebtedness of the Company to annualized Adjusted EBITDA based on the most recent quarter) being below 6.00x. As of September 30, 1997, the Company's Total Funded Debt Ratio was 5.85x. Interest payments on the Notes and interest and principal payments under the Amended and Restated Credit Agreement represent significant liquidity requirements for the Company. The Amended and Restated Credit Agreement provides for two term loan facilities in a total amount of $65 million. Term Loan A in the amount of $25 million, matures on March 31, 2003 and begins amortizing on March 31, 2000. Term Loan B in the amount of $40 million, matures March 31, 2004 and begins amortizing March 31, 2002. The Amended and Restated Credit Agreement also provides for an $80 million reducing revolving facility, which has reduced to $74.4 million as of September 30, 1997, with a final maturity date of March 31, 2003. Borrowings under the Amended and Restated Credit Agreement will bear interest at floating rates and will require interest payments on various dates depending upon the interest rate options selected by the Company.

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

PART II:      OTHER INFORMATION

ITEM 5.   Other Information

                      RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                     REVENUE AND OPERATING CASH FLOW REPORT
                                 (UNAUDITED)
                Three Months Ended September 30, 1997 and 1996

REVENUES:
                                                       1997           1996
 Georgia................................          $ 6,546,724    $ 5,820,814
 Illinois...............................            2,528,892      2,342,937
 Michigan...............................            1,146,635      1,064,640
 RTL-Tennessee..........................            5,368,663      5,021,119
 RAP-Tennessee.(3)......................            5,836,682      4,363,337
 Other(2)...............................               30,526         32,902

    Total...............................          $21,458,122    $18,645,749

OPERATING CASH FLOW(1):

 Georgia................................          $ 2,987,191    $ 3,005,628
 Illinois...............................            1,253,284      1,208,603
 Michigan...............................              602,310        540,109
 RTL-Tennessee..........................            3,006,506      2,580,686
 RAP-Tennessee.(3)......................            2,768,981      2,046,377
 Other..................................               17,006         15,272

    Total...............................          $10,635,278    $ 9,396,675

OPERATING CASH FLOW AS A PERCENT OF REVENUES:

 Georgia................................                45.6%          51.6%
 Illinois...............................                49.6%          51.6%
 Michigan...............................                52.5%          50.7%
 RTL-Tennessee..........................                56.0%          51.4%
 RAP-Tennessee.(3)......................                47.4%          46.9%

    Total (excluding other).............                49.6%          50.4%

(1) Excludes management fee expense of $751,033 and $652,602, net losses related to the disposition of certain plant assets of $2,704,207 and $195,360 for the three months ended September 30, 1997 and 1996, respectively, and non-cash management incentive plan expense of $189,999 and $174,999 for the three month periods ended September 30, 1997 and 1996, respectively.

(2) Principally interest income.

(3) Activity relates to the Mid-Tennessee Systems acquired on March 1, 1996, the RCT Systems acquired on April 1, 1996, and ACT V Systems acquired on April 1, 1997.

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                  REVENUE AND OPERATING CASH FLOW REPORT
                                (UNAUDITED)
               Nine months Ended September 30, 1997 and 1996

REVENUES:
                                                       1997           1996
 Georgia................................          $19,095,311    $16,948,578
 Illinois...............................            7,553,970      7,081,187
 Michigan...............................            3,387,840      3,163,046
 RTL-Tennessee..........................           15,884,713     14,883,618
 RAP-Tennessee.(3)......................           16,122,319      9,670,118
 Other(2)...............................               81,708        685,589

    Total...............................          $62,125,861    $52,432,136

OPERATING CASH FLOW(1):

 Georgia................................          $ 8,964,379    $ 8,694,950
 Illinois...............................            3,826,968      3,549,816
 Michigan...............................            1,694,622      1,576,670
 RTL-Tennessee..........................            8,400,705      7,818,369
 RAP-Tennessee.(3)......................            7,333,490      4,537,642
 Other..................................               23,119        639,963

    Total...............................          $30,243,283    $26,817,410

OPERATING CASH FLOW AS A PERCENT OF REVENUES:

 Georgia................................                46.9%          51.3%
 Illinois...............................                50.7%          50.1%
 Michigan...............................                50.0%          49.8%
 RTL-Tennessee..........................                52.9%          52.5%
 RAP-Tennessee.(3)......................                45.5%          46.9%

    Total (excluding other).............                48.7%          50.6%

(1) Excludes management fee expense of $2,174,405 and $1,815,516, net losses related to the disposition of certain plant assets of $5,077,721 and $784,618 for the nine months ended September 30, 1997 and 1996, respectively, and non-cash management incentive plan expense of $669,993 and 524,997 for the nine months ended September 30, 1997 and 1996, respectively.

(2) Principally interest income. In addition, 1996 includes interest income from Senior Subordinated Notes proceeds held in escrow from January 31, 1996 through March 1, 1996, totalling $560,265.

(3) Activity relates to the Mid-Tennessee Systems acquired on March 1, 1996, the RCT Systems acquired on April 1, 1996, and Act V Systems acquired on April 1, 1997.

                                SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, as of November 14, 1997.


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