Form 10-K
period 1997-12-31
RIFKIN ACQUISITION PARTNERS LLLP; RIFKIN ACQUISITION CAPITAL CORP
filed 1998-04-01
CIK 1011695, 1011701

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-K


     (Mark One)

         X          Annual report pursuant to Section 13 or 15(d) of
                    the Securities    Exchange Act of 1934

               For the fiscal year ended December 31, 1997 or

                    Transition report pursuant to Section 13 or 15(d)
                    of the    Securities Exchange Act of 1934
               For the transition period from _______ to _______.

                 Commission file number:  (S-1) 333-3084

                   RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                   RIFKIN ACQUISITION CAPITAL CORP.
(Exact name of registrants as specified in their respective charters.)

             Colorado                   84-1317717
             Colorado                   84-1341424
(State or other jurisdiction of      (I.R.S. Employer Identification
   Incorporation or organization)           No.

       360 South Monroe St., Suite 600
              Denver, Colorado                  80209
  (Address of principal executive offices)   (zip code)

   Registrant's Telephone Number including area code:  (303) 333-1215

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     There is no established trading market for any of the registrants' securities. As of the date of this report, there were 1,000 shares of common stock of Rifkin Acquisition Capital Corp. issued and outstanding, all of which were owned by Rifkin Acquisition Partners, L.L.L.P.

Documents incorporated by reference:  No.

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                    RIFKIN ACQUISITION CAPITAL CORP.

                            Table of Contents


                                                       Page
Part I

Item 1.  Business................................................    3

Item 2.  Properties..............................................   17

Item 3.  Legal Proceedings.......................................   19

Item 4.  Submissiion of Matters to a Vote of Security Holders....   19

Part II

Item 5.  Market for Registrants' Common Stock and
           Related Stockholder Matters...........................   19

Item 6.  Selected Financial Data.................................   19

Item 7.  Mangement's Discussion and Analysis of Financial
           Condition and Results of Operations...................   21

Item 7A. Quantitative and Qualitative Disclosures about
           Market Risk ..........................................   26

Item 8.  Financial Statements and Supplementary Data.............   26

Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...................   47

Part III

Item 10. Directors and Executive Officers of the Registrants.....   47

Item 11. Executive Compensation..................................   50

Item 12. Security Ownership of Certain Beneficial Owners
           and Management........................................   51

Item 13. Certain Relationships and Related Transactions..........   52

Part IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K...................................   54

PART I

ITEM 1 - BUSINESS

General

Rifkin Acquisition Partners, L.L.L.P., a Colorado limited liability limited partnership (the "Partnership"), through the Partnership and its subsidiaries other than Rifkin Acquisition Capital Corp., a Colorado corporation and a wholly-owned subsidiary of the Partnership ("RACC") (together the "Company"), owns, operates and develops cable television systems in Georgia, Tennessee, Illinois and Michigan (the "Systems"). RACC does not have any operations, operating history, assets, revenues, properties or employees, and was formed solely for the purpose as serving as a corporate co-issuer of 11 1/8% Senior Subordinated Notes due 2006 issued by the Partnership and RACC in 1996. The partnership is the successor to a Colorado limited partnership ("RAP, L.P.") that was formed in 1988 and reorganized as a Colorado limited liability limited partnership in August 1995. RACC was formed in January 1996.

At December 31, 1997, the Systems of the Company passed approximately 266,500 homes and served approximately 199,500 basic customers, at a basic penetration level of 74.9%. The Company is one of the largest multiple system operators ("MSO") in Tennessee based on information provided by the Tennessee Cable Television Association as of December 31, 1997. All of the Systems have capacities of 30 or more channels.

For the year ended December 31, 1997, the Company had revenue of approximately $84.3 million, and Adjusted EBITDA (see footnote (b) on page 20) of approximately $39.7 million.

The Recapitalization

In August 1995, the Company effected a recapitalization (the "Recapitalization") in which a group led by VS&A Communications Partners II, L.P. ("VS&A"), an investment fund affiliated with Veronis, Suhler & Associates Inc. (an investment banking firm specializing in the media and communications industry) and further comprised of Greenwich Street (RAP) partners I, L.P. ("Greenwich"), IEP Holdings I LLC, an affiliate of ING Equity Partners L.P. I, and PaineWebber Capital, Inc. (collectively, the "VS&A Group") acquired the interests of certain limited partners in Rifkin Acquisition Partners, L.P. ("RAP LP") for approximately $39.4 million in cash and invested approximately $41.6 million in cash as new
equity in the Partnership.   In connection with the Recapitalization, Mr.
Rifkin, certain trusts controlled by Mr. Rifkin (the "Rifkin Trusts") and certain current and former members of management of Rifkin & Associates, Inc. ("Rifkin & Associates") (collectively, the "Rifkin Group") exchanged their then-existing limited partnership interests in RAP L.P., which for purposes of the Recapitalization were valued at approximately $9.1 million, for limited partnership interests in the Partnership (the "Equity Rollover"). In addition, the Rifkin Trusts, the VS&A Group and the Rifkin group (collectively, the "Investor Group") invested $15 million in cash as additional equity in the Partnership (the "New Equity"). As a result, the Investor group has invested an aggregate of $57.2 million in cash in addition to the $39.4 million paid to the prior limited partners of RAP L.P. for their partnership interests and the Equity Rollover for its ownership interest in the Partnership. As a result of these transactions, the VS&A Group and the Rifkin Group hold 89.2% and 9.8% limited partnership interests in the Partnership, respectively, and the General Partner continues to hold its 1% general partnership interest in the Partnership. See Security Ownership of Certain Beneficial Owners and Management and "Certain Relationships and Related Transactions." As a condition to the investment in the Partnership made by the VS&A Group, in connection with the Recapitalization, the Partnership also assumed from RAP L.P. a subordinated note in the principal amount of $3 million payable to Monroe
M. Rifkin (the "Old Rifkin Note"). In connection with the Old Notes Offering, the Old Rifkin Note was amended and restated to rank pari passu with the Notes (the "New Rifkin Note"). See "Certain Relationships and Related Transactions--Senior Subordinated Debt Held by Monroe M. Rifkin." Finally, as part of the Recapitalization, the fee payable by the Partnership to Rifkin & Associates for management services was reduced from 5.0% to 3.5% of the Partnership's revenue.

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

Acquisitions

Manchester Systems

On April 1, 1997, the Company acquired certain operating assets comprising two cable television systems of American Cable TV Investors
5, Ltd. located in Manchester and Shelbyville, Tennessee (the "Manchester Systems"). The purchase price for the Manchester Systems was approximately $19.7 million including approximately $21,000 of net working capital assumed. Upon acquisition (the "Manchester Acquisition"), the Manchester Systems passed approximately 14,600 homes with approximately 360 miles of plant, and served approximately 11,700 basic service customers. The revenues related to the Manchester Systems acquisition included in the year ended December 31, 1997 results were approximately $3.3 million.

Subsequent Property Sale

On October 16, 1997, the Company entered into definitive purchase agreement with Bresnan Communications Company ("Bresnan") to sell all the operating assets comprising the Company's properties within Michigan (the "Michigan Systems"). On February 4, 1998, the sale was finalized
with an effective date of January 31, 1998.   The purchase price is $17.0
million subject to normal closing adjustments. At December 31, 1997, the Michigan Systems passed approximately 14,300 homes with 370 miles of plant and served approximately 11,200 customers.

Business Strategy

The Company's business strategy focuses on enhancing operational and financial performance by: (i) consolidating operations of existing clustered systems through strategic acquisitions; (ii) applying aggressive and innovative customer acquisition and retention marketing techniques; (iii) upgrading systems with state-of-the-art technology to enhance existing service and to develop, on a cost-effective basis, new ancillary revenue streams; and (iv) enhancing customer value by providing exceptional customer service.

Consolidating OperationsIStrategic Acquisitions. The Company believes that consolidating operations will increase Adjusted EBITDA (as defined herein) by allowing for operating efficiencies in such areas as administration, marketing, customer service and advertising sales. The Company will also explore opportunities to consolidate headends in order to reduce maintenance costs, as well as the cost of adding new channels and implementing new technologies and services. The Company is consolidating certain of the operations of the acquired Shelbyville and Manchester Systems with certain of the operations of the Company's existing systems in Tennessee. Future acquisition efforts are expected to focus on acquiring systems in close proximity to existing systems or on systems of sufficient size to serve as cores for new operating clusters. The Company will also consider divestiture of systems on an opportunistic basis.

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

Innovative Marketing. The Company markets and promotes its cable television systems with the objective of increasing penetration and average revenue per customer. The Company actively markets its basic and premium program packages through innovative marketing tactics that include direct mail and telemarketing efforts targeted to specific customer and non-customer demographic profiles, newspaper and television advertising and door-to-door sales. In selected markets, the Company is also expanding its sources of revenue from services such as pay-per-view, product tiers, high speed data access and digitally delivered programming.

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

System Enhancements. The Company is committed to maintaining and enhancing the technical integrity and channel capacity of its cable systems as demonstrated by the fact that all of the Systems have capacities of 30 or more channels. Within the next three years, the Company intends to rebuild nearly all of the Systems to a bandwidth between 450 MHz and 750 MHz. Additionally, the Company also is committed to extending its distribution systems to keep pace with the growth in the communities it serves as well as making continuous investments that improve picture quality and plant reliability.

The Company is utilizing advances in technology to upgrade its cable plant. The utilization of fiber optics and addressable technology (the computerized authorization of individual converters or receivers to descramble and receive specifically authorized video, audio or data signals that have been scrambled for security purposes) in these rebuilds will improve technical reliability, enhance picture quality and increase channel capacity to offer new products and services, all of which is expected to increase customer satisfaction and position the Company for a competitive future.

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

Cable television systems offer customers various levels or "tiers" of basic cable services consisting of off-air television signals of network, independent and educational programming from local broadcasters, a limited number of television signals from so-called superstations originating from distant cities, various satellite delivered, non-broadcast channels (such as Cable-News Network ("CNN"), the USA Network ("USA"), Entertainment and Sports Programming Network ("ESPN"), The Discovery Channel and Turner Network Television ("TNT")), certain programming originated locally by the cable system such as public, governmental and educational access programs and informational displays featuring news, weather, stock market and financial reports and public service announcements. For an extra monthly charge, cable systems also typically offer premium television services to their customers. These services, such as Home Box Office ("HBO"), Showtime, Cinemax and The Movie Channel, are satellite-delivered channels consisting principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption for which a separate per channel or per event charge may be levied by the cable system.

Generally, a customer pays an initial installation charge and fixed monthly fees for basic and premium television services and for other services, including the rental of converters and remote control devices. Monthly service fees constitute the primary source of revenues for cable television systems. Cable systems also generate revenues from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. Cable systems also offer to their customers home shopping services which pay the systems a share of revenues from sales of products in the systems' service areas.

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

Some program suppliers provide volume discount pricing structures or offer marketing and launch support to the Systems. In particular, Rifkin & Associates has negotiated programming agreements for the Systems with premium service suppliers that offer cost incentives under which premium service unit prices decline as certain premium service growth thresholds are met. The Systems' successful marketing of multiple premium service packages emphasizing customer value has enabled the Systems to take advantage of such cost incentives.

The Systems have 231 retransmission consents with 44 commercial broadcast stations. None of these consents require direct payment of fees for carriage; however, in some cases the Systems have entered into agreements with certain stations to carry satellite-delivered cable programming which is affiliated with the network carried by such stations. These agreements have recently been renewed and don't expire until May 31, 1999 at the earliest. There can be no assurance that such agreements can or will be renewed under similar terms after their current term expiration. See "Legislation and Regulation in the Cable Television Industry."

Since 1988, Rifkin & Associates has been a member of a programming consortium consisting of small to mid-size independent cable television operators serving, in the aggregate, approximately 4.9 million cable customers. The consortium was formed to help create efficiencies in the areas of securing and administering programming contracts, as well as to establish more favorable programming rates and contract terms for small to mid-size operators. Currently, approximately 65% of the Systems' programming contracts are negotiated directly with the networks by Rifkin & Associates; the remaining 35% are negotiated through the consortium. The Systems' programming contracts are generally for a fixed period of time (three to ten years) and are subject to negotiated renewal. As existing contracts expire, Rifkin & Associates intends to negotiate the renewals through the programming consortium.

The Systems' cable programming costs have increased in recent years and are expected to continue to increase due to carriage of additional networks, increased costs to produce or purchase cable programming, system acquisitions, inflationary increases and other factors. However, the Company is committed to minimizing these increases. Aside from renewing expired programming contracts through the programming consortium, in certain target markets the Company will launch new and more expensive networks on new product tiers. In these markets, the Company will pay the programming suppliers for only those customers who are willing to bear an additional cost for the service rather than paying for the entire customer base who may or may not find value in the programming. In addition, in 1997, the Company began replacing more expensive networks with lower priced product of similar content and quality. The Company plans to continue cost-reducing product switchouts. Although there can be no assurances, the Company believes it will continue to have access to cable programming services at reasonable prices.

Service Offerings. The Systems typically offer a choice of two tiers of basic cable television programming service: a broadcast programming tier (consisting generally of broadcast network and public television programming available "over-the-air" in the franchise community and "superstation" signals such as WTBS and WGN) and a satellite programming tier (consisting primarily of satellite delivered services such as CNN, USA, ESPN, The Discovery Channel and TNT). Approximately 92.5% of the customers in the Systems subscribed to both tiers of service as of December 31, 1997.

The Systems also offer premium programming services (e.g., HBO, Cinemax, Showtime) on both an a la carte basis and as part of discounted premium service packages. Premium packages are designed to generate incremental premium cash flow as well as enhance the perceived value of the Systems' cable service. The Systems have successfully promoted innovative premium service packages. Overall premium service penetration has increased significantly in the Systems where such packages have been introduced. Currently, the systems in Georgia, and Fayetteville, Columbia and Lebanon, Tennessee offer movie and event pay-per-view. The other Systems offer pay-per-view on an event only basis.

Expanded Service Offerings. New product tiers, which include programming options that are not available on the basic or satellite tier, have been implemented and continue to be developed by the Company. A new product tier will typically contain four to nine programming services offered on either an a la carte ($1 to $4 per channel) or a package basis ($5.95 including equipment rental). Signals are secured by addressable technology. The Columbia, Tennessee system launched a new product tier in 1996. The Georgia system launched a new product tier in June 1997, and the Lebanon, Tennessee system launched a new product tier in November 1997.

A multi-channel digital cable service is planned to be launched in the Cookeville, Tennessee system in mid-1998. The Georgia system also became a Residential Multi-Tenant Services (RMTS) provider offering local and long distance phone services. The system currently serves one apartment complex with plans to expand to other dwellings within their franchise area.

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

The Company believes that providing excellent customer and technical service is essential in an increasingly competitive environment. To accomplish service-related objectives, the Company places a special emphasis on exceeding the Federal Communication Commission ("FCC") and National Cable Television Association ("NCTA") customer service standards. In addition to adhering to federally-mandated customer service standards the Company has implemented additional programs, including an on-time guarantee for installation and repair appointments, designed to enhance customer satisfaction.

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

Technology and Engineering

At December 31, 1997, the Systems maintained over 6,000 miles of cable distribution plant that passed approximately 266,500 homes. The following table sets forth certain information with regard to the channel capacities of the Systems as of December 31, 1997.

                                                   54 or
                                        30 to 53   More
                                         Channels  Channels     Total
         Number of Systems                     29        16        45
         Percent of Systems                 64.4%     35.6%    100.0%
         Miles of plant                     2,475     3,546     6,021
         Customers                         72,273   127,182   199,455

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

The Company intends to explore the use of digital compression technology to enhance the current channel capacities of its cable systems. This technology is expected to allow five to ten channels or more to be carried in the space of one analog channel. Digital signals not only offer the potential for allowing cable television systems to carry more programming but also for improving the quality of the television signals carried. Although the Company believes that the use of digital technology in the future offers the potential for the Company to increase channel capacity in a more cost efficient manner than completely rebuilding systems with higher capacity distribution plant, digital compression technology is still not yet widely implemented by cable system operators. There can be no assurance as to whether or when such technology can or will be fully developed and implemented by the Company and, if it can be implemented, whether such technology will result in significant cost savings over alternative methods of expanding channel capacities of the Company's systems.

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

The Company also places a high priority on using its facilities and position in the community to the benefit of the towns and cities served by its cable television systems. This commitment is especially apparent in the area of education, as each of the Systems has initiated a localized version of the Company's Project TEACH program. Project TEACH assists area schools by supplementing their classroom curricula with cable-delivered educational services and related equipment. In addition, the Systems contribute to the communities they serve through production and carriage of locally-originated programming, covering issues and events important to area residents and otherwise underserved by local media. Ongoing support and interest in the community is continuously demonstrated through the involvement of the Systems' personnel in local causes, including promotions designed to raise money and supplies for persons in need.

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


The Systems' franchises provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Systems range up to 5% of gross revenues generated by a system. In substantially all of the Systems, franchise fees are passed through to the customers as an addition to the rates for cable television service. The Cable Communications Policy Act of 1984 ("1984 Cable Act") prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

The table below categorizes the Systems' franchises by date of expiration and presents the approximate number and percentage of basic service customers for each category of franchises as of December 31, 1997.

           Year of                                                Percentage
         Franchise     Number of   Percentage of    Number of     of Total
         Expiration    Franchises  Total Franchises Customers     Customers

         1998-2000           22         18.5%        27,496        13.8%
         2001-2003           24         20.2%        30,830        15.5%
         After 2003          73         61.3%       141,129        70.7%
              Total         119        100.0%       199,455       100.0%

No single franchise represents more than 11.4% of total customers of the Systems, and the largest five franchises represent less than 32% of total customers of the Systems.

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

During 1997, the Company experienced a competitive impact from medium power and higher power direct broadcast satellites ("DBS") that use higher frequencies to transmit signals that can be received by dish antennas much smaller in size than traditional home satellite dishes ( "HSDs"). One consortium, comprised of cable operators and a satellite company, commenced operation in 1990 on a medium-power DBS satellite system and currently provides service consisting of approximately 65 channels of programming, including cable satellite signals and pay-per-view services. Three other DBS operators, DirectTV, a subsidiary of GM Hughes Electronics, United States Satellite Broadcasting, a subsidiary of Hubbard Broadcasting, Inc., and EchoStar Communications Corporation offer video services that can be received by HSDs that measure approximately eighteen inches in diameter. Additionally, these DBS operators have acquired the right to distribute all of the significant cable television programming services.

DBS has advantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of customers receiving satellite transmissions; that DBS is not currently subject to local regulation of service and prices or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to and limited by the number of service customers.

The primary disadvantage of DBS is its inability to provide local broadcast television stations to customers in their local markets. However, EchoStar and other potential DBS providers have announced their intention to retransmit local broadcast television stations back into a customer's local market. Both Congress and the U. S. Copyright Office are currently reviewing proposals to allow such transmission and it is possible that in the near future, DBS systems will be retransmitting local television broadcast signals back into local television markets. Additional DBS disadvantages presently include a limited ability to tailor the programming package to the interests of different geographic markets; signal reception being subject to line of sight angles; and technology which requires a customer to rent or own one set-top box (which is significantly more expensive than a cable converter) for each television on which they want to view DBS programming.

Although the effect of competition from these DBS services cannot be specifically measured or predicted, it is clear there has been significant growth in DBS customers and the Company assumes that such DBS competition will be substantial in the future as developments in technology continue to increase satellite transmitter power, and decrease the cost and size of equipment needed to receive these transmissions. Further, the extensive national advertising of DBS programming packages, including certain sports packages not available on cable television systems, will likely continue the rapid growth in DBS customers.
Finally, if DBS develps the technology and gains the legal right to rebroadcast local broadcast signals, it could increase the growth in DBS customers.

The new Telecommunications Act of 1996 (the "1996 Telecom Act") now allows local telephone companies to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to customers. See "Legislation and Regulation in the Cable Television Industry." Cable systems could be placed at a competitive disadvantage if the delivery of video programming services by local telephone companies becomes widespread because cable systems are required to obtain local franchises to provide cable service and must comply with a variety of obligations under such franchises. Issues of cross-subsidization by local telephone companies pose strategic disadvantages for cable operators seeking to compete with local telephone companies providing video services. Additionally, the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") ensures that telephone company providers of video services will have access to acquire all significant cable programming services. Although the Company cannot predict the likelihood of success of any video programming ventures by local telephone companies or the impact on the Company of such competitive ventures, it is likely such ventures will result in significant new competition.

Cable systems generally operate pursuant to franchises granted on a nonexclusive basis. The 1992 Cable Act gives local franchise authorities control over basic cable service rates, prohibits franchise authorities from unreasonably denying requests for additional franchises, and permits franchise authorities to operate cable systems. See "Legislation and Regulation in the Cable Television Industry." It is possible that a franchising authority might grant a second franchise to another cable company containing terms and conditions more favorable than those afforded the Systems. Well-financed businesses from outside the cable industry (such as the public utilities which own the poles on which cable is attached) may become competitors for franchises or providers of competing services. The 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to now provide cable services. See "Legislation and Regulation in the Cable Television Industry." Also, during 1997 there has been a significant increase in the number of cities that have constructed their own cable television systems in a manner similar to city-provided utility services. These systems typically will compete directly with the existing cable operator without the burdens of franchise fees or other local regulation. Although the total number of municipal overbuild cable systems remains small, 1997 would indicate an increasing trend in cities authorizing such direct municipal competition with cable operators. In general, a cable system's financial performance will be adversely impacted where a competing cable service exists (referred to in the cable industry as an "overbuild"). Although the Systems' franchises are non-exclusive, and in certain of its service areas there are multiple franchisees, currently there is only one instance where a competing franchisee has actually overbuilt the Systems.

In one small section in Gwinnett County, another franchised cable operator with duplicate cable plant can provide cable service to approximately 1,000 of the Northeast Gwinnett system's homes passed.

In October 1996, Bell Intermedia Services, Inc. ("BIMS"), a subsidiary of Bell South, Inc., was granted a franchise by Gwinnett County and Roswell, Georgia, to construct and operate a cable television system. Subsequently, BIMS was granted a franchise in August 1997 by the City of Duluth, Georgia. At this time, BIMS has activated approximately 30 residential housing subdivisions, primarily in Gwinnett County, with hardwire cable. These activated subdivisions encompass approximately 900 occupied passings, of which approximately 650 are customers of the Company and 140 are BIMS customers.

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

The Company is not aware of any company or person that is actively seeking a cable franchise from local franchise authorities for areas presently served by the Systems other than those already granted to BIMS and Metro Cable in Gwinnett County, Duluth and Roswell, Georgia.

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

Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS") which use low-power microwave frequencies to transmit video programming over-the-air to customers. The 1992 Cable Act ensures that MMDS operators have access to acquire all significant cable television programming services. Although there are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to customers in areas served by the Company's cable systems, such competition is not yet significant. Recent investments in, or acquisitions of, MMDS companies by local phone companies, including BIMS acquiring a MMDS operation in the Atlanta, Georgia market, are likely to substantially increase the competitive impact of MMDS services in selected markets throughout the country. Published plans call for BIMS to activate a digital MMDS operation in mid-1998 which will affect portions of Roswell and Gwinnett County, Georgia. Additionally, the FCC has proposed to allocate frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS. The Company is unable to predict whether wireless video distribution services, such as DBS and MMDS, will have a material impact on its future operations. Finally, an emerging technology, local multipoint distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a customer's home. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current, fully-operational LMDS systems.

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

An MMDS operator filed an application in September 1992 to provide service in the Bad Axe, Michigan area and has constructed a 200 foot tower approximately two miles from Bad Axe. The Company's Bad Axe cable system currently offers 35 channels of basic programming for $26.25 per month. This compares to 25 channels, including Disney, and six off-air signals offered by the MMDS operator for $19.00 per month along with Showtime and The Movie Channel for $6.95 each per month. Another MMDS operator has been operational for over four years near Bridgeport, Michigan. Currently, this MMDS operator has programmed 23 channels, including Disney, and four off-air channels for $23.85 per month, compared to the Company's Bridgeport system's 48 basic channels for $28.30. This MMDS operator offers Showtime for $6.95 per month. The Company does not believe that either MMDS operator has had a material effect on the Michigan Systems.

Wireless One, Inc. operates MMDS wireless television systems near Manchester, Tennessee near the Company's Manchester, Tullahoma, McMinnville and Lawrenceburg systems. Depending on the headend serving each community, these systems offer between 33 and 60 basic channels for between $26.64 and $30.90 per month. Wireless One, Inc. currently offers a basic service package consisting of 21 channels, including five local broadcast channels and 16 cable satellite channels, for $22.95 per month and one premium channel, HBO, at $9.95 per month. Due to the hilly and wooded topography in the area, the Manchester, Tullahoma, McMinnville and Lawrenceburg systems are minimally affected by the signal pattern of the MMDS operation near Manchester. To date, these MMDS operations have had no material impact on any of the Company's Tennessee systems.

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

Employees

At December 31, 1997, the Systems had 314 full-time employees and 7 part-time employees, none of whom are subject to a collective bargaining agreement. The Company considers its relations with its employees to be good. In addition, Rifkin & Associates, which is responsible for providing management services to the Company, employs 54 persons. See
Item 13 - "Certain Relationships and Related Transactions."

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

The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-
delivered programming.   Under the 1996 Telecom Act, the FCC can regulate
CPST rates only if an LFA first receives at least two rate complaints from local customers and then files a formal complaint with the FCC.
When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per- channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable customers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

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

The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. However, certain members of Congress and FCC officials have called for the delay of this regulatory sunset and further have urged more rigorous rate regulation (including limits on programming cost pass-thourghs to cable customers) until a greater degree of competition to incumbent cable operators has developed. The 1996 Telecom Act relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

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

Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers.
In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order and that decision is now pending before the Supreme Court. However, the underlying statutory obligation of local telephone companies to interconnect with competitors remains in place.

Telephone Company Entry Into Cable Television. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban.
Local exchange carriers ("LECs"), including the Bell Operating Companies, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. See "Competition."

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

Additional Ownership Restrictions. The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable customers has been stayed pending further judicial review. The FCC is currently conducting a reconsideration of its national customer ownership rules, and it is possible the Commission will revise both the national customer cable operator ownership limitation and the manner in which it attributes ownership to a cable operator.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry" and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Company's business. The burden associated with must-carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines that cable systems must carry all analog and digital signals transmitted by the television stations. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WGN).

Access Channels. LFAs can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of these designated channel capacity, but use of commercial leased access channels has been relatively limited. In February of 1997, the FCC released revised rules which mandated a modest rate reduction which has made commercial leased access a more attractive option for third party programmers, particularly for part-time leased access carriage. Further, a group of commercial leased access users has challenged the FCC's February 1997 Order as failing to reduce commercial leased access rates by an appropriate amount. If this pending court challenge is successful, the FCC will be forced to undertake a further rulemaking which could result in significantly reduced commercial leased access rates thereby encouraging a much more significant increase in the use of commercial leased access channels.

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. Recently, both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting video programmers who are not affiliated with cable operators to all program access requirements.

Inside Wiring. In a 1997 Order, the FCC established rules that require an incumbent cable operator upon expiration or termination of a multiple dwelling unit ("MDU") service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in an MDU building. These inside wiring rules will encourage and facilitate building owners in their attempts to replace existing cable operators with new video programming providers who are willing to pay the building owner a higher fee. Additionally, the FCC has proposed abrogating all exclusive MDU contracts held by cable operators, but at the same time allowing competitors to cable to enter into exclusive MDU service contracts.

Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, customer privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. FCC requirements imposed in 1997 for Emergency Alert Systems and for providing hearing impaired Closed Captioning on programming will result in new and potentially significant
costs for the Company.   The FCC has the authority to enforce its
regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

The FCC currently is considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

Internet Service Regulation. The Company began offering high-speed internet service to customers in 1997. At this time, there is no significant federal or local regulation of cable system delivery of internet services.

However, as the cable industry's delivery of internet services develops, it is possible that greater federal and/or local regulation could be imposed.

Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals.
In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Company's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with the American Society of Composers, Authors and Publishers ("ASCAP"). Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

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

The Systems consist of four geographic clusters: Georgia, Tennessee, Illinois and Michigan.

Georgia System. The table below sets forth certain information with respect to the Georgia System.

                             Year Ended December 31,

                              1997    1996   1995     1994    1993
  Homes Passed              77,272  71,152 66,307   60,898  55,489
  Basic Customers           57,173  53,386 48,925   44,290  39,451
  Basic Penetration           74.0%  75.0%   73.8%   72.7%   71.1%
  Average Monthly Revenue
             per Customer   $39.56  $37.35  $35.44  $33.61  $33.01

The Georgia System has been managed by Rifkin & Associates since 1985. On a combined basis, this system consisted of approximately 1,630 miles of distribution plant.

The Georgia System serves unincorporated areas in northeast Gwinnett County and certain incorporated communities therein, including the cities of Lawrenceville, Duluth, Suwanee, Buford, Sugar Hill, Dacula and Resthaven, as well as the Cities of Roswell and Mountain Park in Fulton County. All of the communities served by the Georgia System are suburbs of Atlanta.

Tennessee Systems. The table below sets forth certain information with respect to the Tennessee Systems.

                              Year Ended December 31,

                              1997      1996     1995     1994     1993
         Homes Passed      138,913   120,285  115,057  110,441  108,217
         Basic Customers   107,558    96,768   93,765   89,205   85,586
         Basic Penetration    77.4%     80.4%    81.5%    80.8%    79.1%
         Average Monthly Revenue
           per Customer     $35.36(1) $32.38    $30.05  $28.73   $28.45

(1) Refer to Footnote (d) on Page 20.

A number of the Tennessee Systems have been managed by Rifkin &
Associates since 1984 and a number since 1986. Additionally, the Company purchased the Manchester and Shelbyville systems on April 1, 1997. On a combined basis, these systems consisted of approximately 3,400 miles of distribution plant.

The Tennessee Systems serve the communities of Columbia, Cookeville, Paris, Tullahoma, Piney Flats, Lebanon, McMinnville, Pulaski,
Lawrenceburg, Fayetteville, Shelbyville and Manchester. The communities served are primarily in central and south central Tennessee.

The Illinois Systems. The table below sets forth certain information with respect to the Illinois Systems.

              Year Ended December 31,

                              1997    1996    1995    1994    1993
         Homes Passed       35,924  35,739  35,469  35,320  35,209
         Basic Customers    23,542  23,887  24,269  23,987  23,091
         Basic Penetration    65.5%   66.8%   68.4%   67.9%   65.6%
         Average Monthly Revenue
          per Customer      $35.49  $32.70  $30.63  $29.57  $29.62

The Illinois Systems have been managed by Rifkin & Associates since December 1985. On a combined basis, these systems consisted of approximately 600 miles of distribution plant.

The Illinois Systems serve the communities of Mt. Vernon, Centralia, Sparta, Sesser, Steelville, Cairo and Nashville all located in southern Illinois. These communities generally receive poor off-air reception from St. Louis and require cable service to receive high quality broadcast signals. Nearly 60% of the customers are in the Mt. Vernon and Centralia systems.

Michigan Systems. The table below sets forth certain information with respect to the Michigan Systems.

               Year Ended December 31,

                              1997    1996    1995    1994    1993
         Homes Passed       14,356  14,141  13,989  13,805  13,562
         Basic Customers    11,182  11,147  10,949  10,469   9,955
         Basic Penetration    77.9%   78.8%   78.3%   75.8%   73.4%
         Average Monthly Revenue
          per Customer      $33.69  $31.86  $30.18  $28.87  $28.46

The Michigan Systems have been managed by Rifkin & Associates since December 1985. On a combined basis, these systems consisted of approximately 370 miles of distribution plant.

The Michigan Systems serve the cities of Bad Axe, Bridgeport/Frankenmuth, Gagetown, Harbor Beach and Reese. The Bridgeport/Frankenmuth system, which is located between the industrial cities of Flint and Saginaw, represents approximately two-thirds of the customers served by the Michigan Systems. The Michigan Systems were sold to another cable operator effective January 31, 1998.


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

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data set forth on the following page for the year ended December 31, 1997 and 1996, for the four months ended December 31, 1995 and the eight months ended August 31, 1995 have been derived from, and are qualified by reference to, the audited financial statements of the Company included herein. The selected consolidated financial data set forth below for the year ended December 31, 1994 and 1993 have been derived from the Company's audited financial statements not included herein. Because of the Recapitalization, the Company's results of operations for the four month period from September 1, 1995 to December 31, 1995 and for the year ended December 31, 1996 and 1997 are not comparable to results for prior periods. The company's acquisitions of cable television systems during the year ended December
31, 1996 included in the selected consolidated financial data presented below, materially affect the comparability with data from previous periods. Recent federal legislation and related existing and pending FCC regulation applicable to cable television companies could have a material adverse impact on the Company's business in the future. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company (including accompanying notes) included thereto (amounts in thousands except Operating Data).


                                               The Company                          RAP L.P.
                                                Combined

                                  Year      Year       Year      Four         Eight
                                 Ended     Ended      Ended    Months        Months            Year Ended
                              Dec. 31,  Dec. 31,   Dec. 31,     Ended         Ended            December 31,
                                  1997      1996    1995(a)  12/31/95       8/31/95          1994         1993
Statement of Operations Data:
  Revenue                     $ 84,325   $71,285    $50,208   $17,301       $32,907       $44,889      $41,470
  Costs and Expenses:
    Operating expense           14,147    10,363      7,311     2,634         4,677         7,146        6,154
    Programming expense         18,427    14,729     10,163     3,496         6,667         8,530        7,563
    Selling, general and
     administrative expense      9,947    10,733      7,054     2,486         4,568         6,090        5,665
    Depreciation and
     amortization               38,631    35,298     15,825     8,200         7,625        13,154       13,795
    Management fees              2,951     2,475      2,251       606         1,645         2,244        2,073
    Costs associated with
     transfer of net assets          -         -        441         -           441             -            -
    Loss on disposal
     of assets                   7,835     1,357        506       275           231           128          760
    Total costs and expenses    91,938    74,955     43,551    17,697        25,854        37,292       36,010

  Operating income (loss)       (7,613)   (3,670)     6,657      (396)        7,053         7,597        5,460
  Interest expense              23,765    21,607     18,871     4,252        14,619        18,008       18,283

  Loss before income taxes,
   extraordinary item and
   cumulative effect of
   accounting change           (31,378)  (25,277)   (12,214)   (4,648)       (7,566)      (10,411)     (12,823)
  Income tax expense (benefit)  (5,335)   (3,646)    (3,232)   (1,674)       (1,558)        1,558            -

  Loss before extraordinary
   item and cumulative
   effect of accounting change (26,043)  (21,631)    (8,982)   (2,974)       (6,008)      (11,969)     (12,823)
  Extraordinary item- Loss on
   early retirement of debt          -         -      1,699         -         1,699             -            -
  Cumulative effect of
   accounting change for
   income taxes                      -         -          -         -             -             -        3,500
  Net loss                    $(26,043) $(21,631)  $(10,681)  $(2,974)      $(7,707)     $(11,969)    $(16,323)

Other Financial Data:
    Capital expenditures
     (excluding acquisitions) $ 28,009  $ 16,897   $  7,479   $  3,360      $ 4,119      $  6,280     $  6,278
    Adjusted EBITDA(b)          39,712    33,085     23,429      8,079       15,350        20,879       20,015

Operating Data:
    Homes passed               266,465   241,317    174,054          -            -       165,740      158,723
    Basic customers            199,455   185,188    132,271          -            -       124,059      115,793
    Basic penetration             74.9%     76.7%      76.0%         -            -          74.9%        73.0%
    Premium service units      108,729   108,118     80,385          -            -        74,913       67,192
    Premium penetration           54.5%     58.4%      60.8%         -            -          60.4%        58.0%
    Average monthly revenue
     per basic customer(c)      $36.54    $34.13     $32.65          -            -        $31.19       $30.75

Balance Sheet Data
 (at end of period):
    Total assets              $302,040  $299,833          -   $238,045            -      $ 95,210     $101,724
    Total debt                 229,500   198,500          -    137,500            -       166,833      163,766
    Redeemable partners'
     interests and detachable
     warrants                    7,387     4,862          -      3,600            -         2,739        2,739
    Total partners' capital
     (deficit)                  32,436    61,005          -     68,898            -       (85,057)     (73,087)

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

(c) The average monthly revenue per basic customer for the year ended December 31, 1996 has been calculated on a pro forma basis, as if the acquisitions of certain Tennessee systems had occurred on December 31, 1995.

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

1997 compared to 1996

Revenue increased 18.2%, or $13.0 million, to $84.3 million for the year ended December 31, 1997 from $71.3 million for the year ended December 31, 1996. This increase resulted from the following: (a) approximately $5.8 million from growth in basic customers and increases in basic and tier rates, (b) approximately $2.3 million in total revenue as a result of the March 1, 1996 acquisition of cable systems serving Hickory Hill, Lebanon and McMinnville, Tennessee (the "Mid-Tennessee Acquisition"),
(c) approximately $1.1 million in total revenue as a result of the April 1, 1996 acquisition of cable systems serving Fayetteville, Lawrenceburg and Pulaski, Tennessee (the "RCT Acquisition"), and (d) approximately $3.3 million in total revenue as a result of the April 1, 1997 acquisition of cable systems serving Manchester and Shelbyville, Tennessee (the "ACT V Acquisition"). Basic customers increased 7.7% to approximately 199,500 at December 31, 1997 from approximately 185,200 at December 31, 1996. This increase was attributable to the approximate 11,600 customers acquired in the ACT V Acquisition, as well as continued growth in Georgia (4,100 or 7.8%) offset by losses in Tennessee (800 or
 .8%) systems. Average monthly revenue per customer increased 7.1% from $34.13 for the year ended December 31, 1996 to $36.54 for 1997. Premium service units increased .6% to approximately 108,700 as of December 31, 1997, from approximately 108,100 as of December 31, 1996, as a result of the ACT V Acquisition ( 7,400) offset by decreases in all markets due to moving the Disney Channel from premium to tier. The Company's premium penetration decreased to 54.5% from 58.4% between 1997 and 1996 due to moving the Disney Channel from premium to tier in nearly all systems.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, increased 36.5%, or approximately $3.8 million to approximately $14.1 million for the year ended December 31, 1997 from approximately $10.4 million in 1996, and increased as a percentage of revenue to 16.8% from 14.5%. Approximately $500,000, $200,000 and $600,000 of the increase relates to the operating expense of the acquired systems in the Mid-Tennessee Acquisition, RCT Acquisition, and ACT V Acquisition, respectively. Approximately $900,000 of the increase relates to higher salaries and benefits as a result of added technical personnel and annual wage increases and approximately $400,000 of the increase relates to higher franchise fees as a result of increased revenue.

Programming expense, which includes costs related to basic, tier and premium services, increased 25.1%, or approximately $3.7 million, to approximately $18.4 million for the year ended December 31, 1997 from approximately $14.7 million for the year ended December 31, 1996, and increased as a percentage of revenue to 21.9% from 20.7%. Approximately $500,000, $300,000 and $800,000 of the increase relates to the programming expenses of the acquired systems in the Mid-Tennessee Acquisition, RCT Acquisition, and ACT V Acquisition, respectively. The remainder of the increase is due to program vendor rate increases and the addition of programming in certain systems.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, decreased 7.3%, or approximately $800,000 to approximately $9.9 million for the year ended December 31, 1997 from $10.7 million for the same period in 1996. As a percentage of revenue, selling, general and administrative expense decreased to 11.8% for the year ended December 31, 1997 from 15.1% in 1996. The expense decrease was due to an approximate $1.9 million increase in programmer cooperative and marketing launch cost reimbursements, partially offset by an approximate $200,000 increase resulting from the increase in the provision for the management incentive plan which became effective January 1, 1996, an approximate $100,000 increase from increases in personnel and related benefits costs, an approximate $100,000 increase from higher customer billing costs, and approximately $300,000, $200,000 and $400,000 related to the selling, general and administrative expense of the acquired systems in the Mid-Tennessee Acquisition, RCT Acquisition and ACT V Acquisition, respectively.

Depreciation and amortization expense of approximately $38.6 million for the year ended December 31, 1997 increased approximately $3.3 million from the year ended December 31, 1996 . The increases in depreciation resulted primarily from increases of approximately $16.9 million in 1996 and approximately $28.0 million in 1997 in property, plant and equipment. The increases in amortization expense resulted primarily from the amortization of franchise cost related to the Mid-Tennessee Acquisition, RCT Acquisition and ACT V Acquisition, respectively. As a percentage of revenue, depreciation and amortization expenses decreased to 45.8% in 1997 from 49.5% in 1996.

Management fees, equal to 3.5% of gross revenue, of approximately $2.9 million in 1997 increased approximately $500,000 from the year ended December 31, 1996 due to the increase in the Company's revenue as a result of rate increases and increased customers as well as the Mid-Tennessee Acquisition, RCT Acquisition and ACT V Acquisition.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment, increased to approximately $7.8 million in 1997 from approximately $1.4 million in 1996.

Interest expense during 1997 increased approximately $2.2 million from the year ended December 31, 1996 and decreased as a percentage of revenue from 30.3% to 28.2%. Interest expense was based on an average debt balance of $220.5 million with an average interest rate of 10.8% and an average debt balance of $202.9 million with an average interest rate of 10.6% for 1997 and 1996, respectively. This increase was primarily a result of the increased borrowings related to the ACT V Acquisition.

The Partnership is a "pass-through" entity for income tax purposes. All income or loss flows through to the partners of the Partnership in accordance with the Partnership Agreement. An income tax benefit of approximately $5.3 million was recorded in 1997 compared to an income tax benefit of approximately $3.7 million from the year ended December 31, 1996. The income tax benefit relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."

As a result of the factors discussed above, net loss increased 20.4%, or approximately $4.4 million in 1997 compared with 1996.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, non-recurring interest income (related to the escrowed notes proceeds) and the non-cash provision for the management incentive plan, increased 20%, or approximately $6.6 million to $39.7 million in 1997 from $33.1 million for 1996. As a percent of revenue, Adjusted EBITDA increased to 47.1% in 1997 from 46.4% for 1996. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

1996 compared to 1995

Revenue increased 42%, or $21.1 million, to $71.3 million for the year ended December 31, 1996 from $50.2 million for the year ended December 31, 1995. This increase resulted from the following: (a) approximately $5.8 million from growth in basic customers and increases in basic and tier rates, (b) approximately $10.8 million in total revenue as a result of the March 1, 1996 acquisition of cable systems serving Hickory Hill, Lebanon and McMinnville, Tennessee (the "Mid-Tennessee Acquisition"), and
(c) approximately $3.2 million in total revenue as a result of the April 1, 1996 acquisition of cable systems serving Fayetteville, Lawrenceburg and Pulaski, Tennessee (the "RCT Acquisition"). Basic customers increased 40% to approximately 185,200 at December 31, 1996 from approximately 132,300 at December 31, 1995. This increase was attributable to the approximate 33,500 customers acquired in the Mid-Tennessee Acquisition, the approximate 12,200 customers acquired in the RCT Acquisition, as well as continued growth in Georgia (4,500 or 9.1%) and Tennessee (3,000 or 3.2%) systems. Average monthly revenue per customer increased 4.5% from $32.65 for the year ended December 31, 1995 to $34.13 for 1996. Premium service units increased 34.5% to approximately 108,100 as of December 31, 1996, from approximately 80,400 as of December 31, 1995, largely a result of the Mid-Tennessee Acquisition (20,900) and the RCT Acquisition (6,900). The Company's premium penetration decreased to 58.4% from 60.8% between 1996 and 1995 due mainly to decreased premium penetrations in Tennessee as a result of moving the Disney Channel from premium to tier in certain systems.

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


Liquidity and Capital Resources

The Company has relied upon cash generated by operations, borrowing and equity contributions to fund capital expenditures and acquisitions, service its indebtedness and finance its working capital needs. During the comparable years ended December 31, 1997 and 1996, net cash provided by operations (including changes in working capital) of the Company was approximately $16.5 and $20.8 million, respectively.

From December 31, 1996 to December 31, 1997, the Company's available cash increased from approximately $1.4 million to approximately $1.9 million. For the same comparable period, accounts payable and accrued liabilities increased by approximately $1.8 million to approximately $11.7 million, due primarily to the liabilities and accruals related to the systems acquired in the Mid-Tennessee, RCT and ACT V Acquisitions. Customer deposits and prepayments increased approximately $200,000 to approximately $1.5 million for the same comparable period due primarily to the increased customer levels related to the Mid-Tennessee, RCT and ACT V Acquisitions. Interest payable increased approximately $600,000 to approximately $7.4 million for the same comparable periods due primarily to the increased debt level as well as the effect of the timing of payments. Also, for the same comparable periods, deferred taxes payable decreased approximately $5.3 million to approximately $12.1 million as a result of differences in book and tax depreciation and amortization lives and methods. Notes payable increased by $31 million from December 31, 1996 to December 31, 1997 due primarily to the borrowings related to the ACT V Acquisition.

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

Additionally, in conjunction with the Mid-Tennessee and RCT Acquisitions and the issuance of the Notes, the partners of the Company contributed an additional $15 million of equity in 1996.

The Company has increased its total consolidated debt to $229.5 million as of December 31, 1997 from $198.5 million at December 31, 1996. The Company has unused commitments under the Amended and Restated Credit Agreement of $36 million, all of which is available for general corporate and/or acquisition purposes. Access to the remaining commitments under the Credit Agreement for general corporate purposes or Permitted Acquisitions (as defined in the Amended and Restated Credit Agreement)
is subject to the Company's compliance with all covenants in such facility and the Company's Total Funded Debt Ratio (defined as the ratio of funded indebtedness of the Company to annualized Adjusted EBITDA based on the most recent quarter) being below 5.75x. As of December 31, 1997, the Company's Total Funded Debt Ratio was 4.94x. Interest payments on the Notes and interest and principal payments under the Amended and Restated Credit Agreement represent significant liquidity requirements for the Company. The Amended and Restated Credit Agreement provides for two term loan facilities in a total amount of $65 million. Term Loan A in the amount of $25 million, matures on March 31, 2003 and begins amortizing on March 31, 2000. Term Loan B in the amount of $40 million, matures March 31, 2004 and begins amortizing March 31, 2002. The Amended and Restated Credit Agreement also provides for an $80 million reducing revolving facility with a final maturity date of March 31, 2003. The revolving facility was subject to permanent annual commitment reductions which commenced in 1997 with a remaining commitment as of December 31,
1997 of $72.5 million.   Borrowings under the Amended and Restated Credit
Agreement will bear interest at floating rates and will require interest payments on various dates depending upon the interest rate options selected by the Company.

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

Year 2000

As the year 2000 approaches, the Company recognizes the need to ensure its operations will not he adversely impacted by year 2000 software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. The Company has processes for evaluating and managing the risks and costs associated with this issue. The Company, if necessary, will make investments in its software systems and applications to ensure that they are year 2000 compliant. The financial impact to the Company is not expected to be material.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                Page
Rifkin Acquisition Partners, L.L.L.P.
Rifkin Acquisition Partners, L.P.
  Reports of Independent Accountants. . . . . . . . . F-1
  Consolidated Balance Sheet . . . . . . . . . . . . .F-3
  Consolidated Statement of Operations . . . . . . . .F-4
  Consolidated Statement of Cash Flows . . . . . . . .F-5
  Consolidated Statement of Partners' Capital (Deficit) . .F-6
  Notes to Consolidated Financial Statements . . . . .F-7

Rifkin Acquisition Capital Corp.
  Report of Independent Accountants. . . . . . . . . .F-18
  Balance Sheet. . . . . . . . . . . . . . . . . . . .F-19
  Notes to Balance Sheet . . . . . . . . . . . . . . .F-20

                     REPORT OF INDEPENDENT ACCOUNTANTS






To the Partners of
 Rifkin Acquisition Partners, L.L.L.P.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of partners' capital (deficit) and of cash flows present fairly, in all material respects, the financial position of Rifkin Acquisition Partners, L.L.L.P. and its subsidiaries (the "Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, and the four months ended December 31 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 1 to the financial statements, effective September 1, 1995, Rifkin Acquisition Partners, L.P. and its subsidiaries ("RAP L.P.") transferred substantially all of its net assets to the Company. The Company has recorded the assets and liabilities transferred at their estimated fair values at September 1, 1995. Accordingly, the consolidated financial statements of the Company are not comparable to those of RAP L.P.





Price Waterhouse LLP
Denver, Colorado
February 23, 1998




                     REPORT OF INDEPENDENT ACCOUNTANTS





To the Partners of
 Rifkin Acquisition Partners, L.P.


In our opinion, the accompanying consolidated statements of operations, of partners' capital (deficit) and of cash flows present fairly, in all material respects, the results of operations and cash flows of Rifkin Acquisition Partners, L.P. and its subsidiaries ("RAP L.P.") for the eight months ended August 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of RAP L.P.'s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

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








Price Waterhouse LLP
Denver, Colorado
December 20, 1995


                   RIFKIN ACQUISITION PARTNERS, L.L.L.P.


                        CONSOLIDATED BALANCE SHEET

                                               12/31/97             12/31/96
ASSETS
Cash and cash equivalents                  $  1,902,555         $   1,387,232
Customer accounts receivable, net of
  allowance for doubtful accounts of
  $425,843 in 1997 and $381,197 in 1996       1,371,050             1,184,074
Other receivables                             4,615,089             2,622,375
Prepaid expenses and other                    1,753,257             1,776,272

Property, plant and equipment at cost:
  Cable television transmission and
    distribution systems and related
    equipment                               131,806,310           110,600,391
  Land, buildings, vehicles and
    furniture and fixtures                    7,123,429             5,726,169
                                            138,929,739           116,326,560

  Less accumulated depreciation              (26,591,458)         (14,264,937)
           Net property, plant
           and equipment                     112,338,281          102,061,623

Franchise costs and other
  intangible assets, net of
  accumulated amortization of
  $53,449,637 in 1997
  and $28,849,916 in 1996                    180,059,655          190,801,885

           Total assets                    $ 302,039,887        $ 299,833,461

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and
  accrued liabilities                      $  11,690,894         $  9,937,238
Customer deposits and prepayments              1,503,449            1,272,279
Interest payable                               7,384,509            6,784,261
Deferred tax liability, net                   12,138,000           17,473,000
Notes payable                                229,500,000          198,500,000

 Total liabilities                           262,216,852          233,966,778

Commitments and contingencies
    (Notes 7 and 13)

Redeemable partners' interests                 7,387,360            4,861,840

Partners' capital (deficit):
 General partner                              (1,885,480)          (1,309,354)
 Limited partners                             34,044,912           61,881,692
 Preferred equity interest                       276,243              432,505
Total partners' capital                       32,435,675           61,004,843

 Total liabilities and partners' capital   $ 302,039,887        $ 299,833,461

                   RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                     RIFKIN ACQUISITION PARTNERS, L.P.

                   CONSOLIDATED STATEMENT OF OPERATIONS
<CAPTION

                                           Company                                        RAP L.P.
                            Year Ended         Year Ended      4 Months Ended     8 Months Ended
                            12/31/97            12/31/96          12/31/95             8/31/95
Revenue:
Service                   $ 78,588,503         $ 66,433,321     $16,316,638        $30,954,441
Installation and other       5,736,412            4,852,124         983,924          1,952,807
         Total revenue      84,324,915           71,285,445      17,300,562         32,907,248

Costs and Expenses:
Operating expense           14,147,031           10,362,671       2,633,625          4,676,542
Programming expense         18,427,070           14,728,925       3,496,262          6,667,194
Selling, general and
  administrative expense     9,947,083           10,733,472       2,486,389          4,568,081
Depreciation and
  amortization              38,630,800           35,297,703       8,199,945          7,624,784
Management fees              2,951,372            2,475,381         605,503          1,645,191
Costs associated with the
  transfer of net assets             -                    -               -            441,216
Loss on disposal of assets   7,834,968            1,357,180         275,311            231,051

  Total costs and expenses  91,938,324           74,955,332      17,697,035         25,854,059

Operating income (loss)     (7,613,409)          (3,669,887)       (396,473)         7,053,189
Interest expense            23,765,239           21,607,174       4,251,616         14,618,957

Loss before income taxes
 and extraordinary  item   (31,378,648)          (25,277,061)    (4,648,089)        (7,565,768)
Income tax benefit          (5,335,000)          ( 3,645,719)    (1,674,000)        (1,558,000)

Loss before extraordinary
  item                     (26,043,648)          (21,631,342)    (2,974,089)        (6,007,768)
Extraordinary item -
  Loss on early
  retirement of debt                 -                     -              -          1,699,322

Net loss                  $(26,043,648)         $(21,631,342)  $ (2,974,089)      $ (7,707,090)

                   RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                     RIFKIN ACQUISITION PARTNERS, L.P.

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                      Company                                 RAP L.P.
                                                    Year Ended       Year Ended       4 Months Ended      8 Months Ended
                                                     12/31/97          12/31/96          12/31/95             8/31/95
Cash flows from operating activities:
  Net loss                                        $(26,043,648)    $(21,631,342)       $(2,974,089)         $ (7,707,090)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                 38,630,800       35,297,703          8,199,945             7,624,784
      Amortization of deferred
        loan costs                                     989,760          970,753            111,037               312,243
      Amortization of original debt discount
        and accretion of interest                            -                -                  -             1,105,269
      Loss on disposal of fixed assets               7,834,968        1,357,180            275,311               231,051
      Deferred tax benefit                          (5,335,000)      (3,654,000)        (1,674,000)           (1,558,000)
      (Increase) decrease in customer
        accounts receivables                          (186,976)        (117,278)          (133,267)              149,258
      Increase in other receivables                 (1,992,714)        (994,681)          (152,759)              (30,206)
      (Increase) decrease in prepaid
        expenses and other                              23,015         (494,252)           213,483               (69,650)
      Increase in accounts payable and
        accrued liabilities                          1,753,656        3,245,736          1,164,367               469,787
      Increase (decrease) in customer
        deposits and prepayments                       231,170          164,824           (242,011)              170,457
      Increase in interest payable                     600,248        6,692,988             91,273             9,239,139
          Net cash provided by operating
            activities                              16,505,279       20,837,631          4,879,290             9,937,042

Cash flows from investing activities:
      Initial cash acquisition cost, net (Note 1)            -                -       (173,447,115)                    -
      Acquisition of cable systems, net            (19,359,755)     (71,797,038)                 -                     -
      Additions to property, plant and
        equipment                                  (28,009,253)     (16,896,582)        (3,360,037)           (4,119,335)
      Additions to cable television franchises,
        net of retirements and changes in other
        intangible assets                               72,162       (1,182,311)          (326,335)               29,087
      Net proceeds from the sale of assets             306,890          197,523             19,777                32,521
      Management fee escrow                                  -                -         (1,000,000)                    -
          Net cash used in investing activities    (46,989,956)     (89,678,408)      (178,113,710)           (4,057,727)

Cash flows from financing activities:
      Proceeds from isssuance of senior
        subordinated notes                                   -      125,000,000                  -                     -
      Proceeds from debt                            38,000,000       18,000,000        138,500,000             4,000,000
      Deferred loan costs                                    -       (6,090,011)        (3,147,989)                    -
      Payments of debt                              (7,000,000)     (82,000,000)        (4,000,000)           (6,250,000)
      Partners'  capital contributions                       -       15,000,000         42,200,429                     -
          Net cash provided by (used in)
            financing activities                    31,000,000       69,909,989        173,552,440            (2,250,000)

Net increase in cash                                   515,323        1,069,212            318,020             3,629,315
Cash and cash equivalents
  at beginning of period                             1,387,232          318,020                  -             1,196,651

Cash and cash equivalents
  at end of period                                  $1,902,555       $1,387,232           $318,020            $4,825,966

Supplemental Cash Flow Information:
  Interest paid                                    $22,098,732      $13,866,995         $4,024,306            $5,624,247

                   RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                     RIFKIN ACQUISITION PARTNERS, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                                                      Preferred          General          Limited
RAP L.P.                                           Equity Interest       Partner          Partners           Total
Partners' deficit at December 31, 1994           $               -   $   (554,220)      $(84,502,476)  $(85,056,696)
Net loss                                                         -        (77,071)        (7,630,019)    (7,707,090)

Partners' deficit at August 31, 1995             $               -   $   (631,291)      $(92,132,495)  $(92,763,786)




Company

Partners' capital contributions                  $   583,112         $          -       $ 81,017,838   $ 81,600,950
Partners' carryover interest (Note 1)                      -             (605,570)        (5,523,266)    (6,128,836)
Accretion of redeemable partners' interest                 -             (450,000)        (3,150,000)    (3,600,000)
Net loss                                             (20,819)             (29,741)        (2,923,529)    (2,974,089)

Partners' capital (deficit) at December 31, 1995     562,293           (1,085,311)        69,421         68,898,025


Partners' capital contributions                            -              150,000         14,850,000     15,000,000
Accretion of redeemable partners' interest                 -             (157,730)        (1,104,110)    (1,261,840)
Net loss                                            (129,788)            (216,313)       (21,285,241)   (21,631,342)

Partners' capital (deficit) at December 31, 1996     432,505           (1,309,354)        61,881,692     61,004,843


Accretion of redeemable partners' interest                 -             (315,690)        (2,209,830)    (2,525,520)
Net loss                                            (156,262)            (260,436)       (25,626,950)   (26,043,648)

Partners' capital (deficit) at December 31, 1997 $   276,243         $ (1,885,480)      $ 34,044,912   $ 32,435,675

The Partners' capital accounts for financial reporting purposes vary from the tax capital accounts.

1.  General Information and Transfer of Net Assets

    General Information

    Rifkin Acquisition Partners, L.P. ("RAP L.P.") was formed on December 16, 1988, pursuant to the laws of the State of Colorado, for the purpose of acquiring and operating cable television (CATV) systems. On September 1, 1995, RAP L.P. registered as a limited liability limited partnership, changing its name to Rifkin Acquisition Partners, L.L.L.P. (the "Partnership") pursuant to the laws of the State of Colorado. Rifkin Acquisition Management, L.P., an affiliate of Rifkin & Associates, Inc. (Note 6), was the general partner of RAP L.P. and is the general partner of the Partnership ("General Partner"). The Partnership and its subsidiaries are hereinafter referred to on a consolidated basis as the "Company."

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

    Transfer of Net Assets

    On September 1, 1995, unrelated third party investors purchased for approximately $39 million the interest of certain limited partners in RAP L.P. and contributed approximately $42 million in direct equity for an approximate 89% limited partner interest resulting in a total basis therein of $81 million. In addition, existing RAP L.P. limited and general interests were carried over and $600,000 contributed for 10% and 1%, respectively (the "Carryover Interests"). The Carryover Interests had negative bases of approximately $6.1 million. Also, $138 million of debt was borrowed.

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

        Proceeds from the Company due to recapitalization              $175,800
        Payment of long-term debt at time of recapitalization          (162,700)
        Payment of interest payable and accrued liabilities             (13,100)
        Net result of the transaction                                 $       -
        Cash interest paid                                            $  11,400
    The acquisition was recorded using the purchase method of
      accounting as follows (dollars in thousands):
        Cash paid to RAP L.P.                                         $ 175,797
        Acquisition costs (legal and advisory fees)                       2,476
        Cash acquired                                                    (4,826)
        Cash acquisition cost                                           173,447
        Adjusted for:  Working capital deficit assumed                    3,627
                   Non-cash transactions---
                Interests of RAP L.P. purchased directly by investors    39,401
                Conveyance of debt                                        3,000
                Reduction due to accounting for Carryover Interests.     (6,129)
        Total acquisition cost                                         $213,346
        Allocation:
        Property, plant and equipment                                   $74,095
        Franchise cost and other intangible assets                      139,251
                                                                       $213,346

1.  General Information and Transfer of Net Assets--(continued)

    The allocation of the total acquisition cost to property, plant and equipment and franchise cost and other intangible assets was calculated based on values established by independent appraisal reduced for the adjustment arising from the effect of the Carryover Interests.

    The following table presents unaudited pro forma operating results as if the transfers of assets and step up in basis had occurred on the first day of the period presented:

                                           Year Ended
                                            12/31/95
                                     (Dollars in Thousands)
          Total Revenue                     $ 50,208
          Net Loss                          $(11,649)

  The pro forma results are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not purport to be indicative of results that actually would have been obtained had the transfer occurred on January 1, 1995, nor are they intended to be a projection of future results.

2.    Acquisition of Cable Properties

  1997 Acquisitions

  On April 1, 1997, the Company acquired the cable operating assets of two cable systems serving the Tennessee communities of Shelbyville and Manchester (the "Manchester Systems"), for an aggregate purchase price of approximately $19.7 million of which $495,000 was paid as escrow in 1996. The acquisition was funded by proceeds from the Company's reducing revolving loan with a financial institution.

  1996 Acquisitions

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

  The acquisitions were recorded using the purchase method of accounting.
  The results of operations of the Mid-Tennessee Systems have been included in the consolidated financial statements since March 1, 1996, and the results of the RCT Systems have been included in the consolidated financial statements since April 1, 1996. The combined purchase price was allocated based on estimated fair values from an independent appraisal to property, plant and equipment and franchise cost as follows (dollars in thousands):

        Cash paid, net of acquired cash                     $71,582
        Acquisition costs (appraisal, transfer fees, and
            direct costs)                                       215
        Total acquisition cost                              $71,797

        Allocation:
        Current assets                                      $   624
        Current liabilities                                    (969)
        Property, plant and equipment                        24,033
        Franchise cost and other intangible assets           48,109
        Total cost allocated                                $71,797


2.    Acquisition of Cable Properties--(continued)

  The following combined unaudited pro forma information presents a summary of consolidated results of operations for the Company as if the Mid-Tennessee Systems and the RCT Systems acquisitions had occurred at the beginning of 1996, with pro forma adjustments to show the effect on depreciation and amortization for the acquired assets, management fees on additional revenues and interest expense on additional debt (dollars in thousands):

                                         Year Ended
                                          12/31/96
        Total revenues                     $74,346
        Net loss                           (22,558)

  The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Mid-Tennessee Systems and the RCT Systems actually been acquired on January 1, 1996.

3.    Summary of Significant Accounting Policies

  Basis of Presentation

  The consolidated financial statements include the accounts of the following entities:

  * Rifkin Acquisition Partners, L.L.L.P.     * Cable Equities, Inc. (CEI)
  * Cable Equities of Colorado                * FNI Management Corp. (FNI)
      Management Corp. (CEM)                  * Rifkin/Tennessee, Ltd. (RTL)
  * Cable Equities of Colorado, Ltd. (CEC)    * Rifkin Acquisition Capital
                                                  Corp. (RACC)

  All significant intercompany accounts and transactions have been eliminated.

  Revenue and Programming

  Customer fees are recorded as revenue in the period the service is provided. The cost to acquire the rights to the programming generally is recorded when the product is initially available to be viewed by the customer.

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

3. Summary of Significant Accounting Policies--(continued)

   Franchise Costs

   Franchise costs are amortized using the straight-line method over the remaining lives of the franchises as of the date they were acquired, ranging from one to twenty years. The carrying value of franchise costs is assessed for recoverability by management based on an analysis of undiscounted future expected cash flows from the underlying operations of the Company. Management believes that there has been no impairment thereof as of December 31, 1997.

   Other Intangible Assets

   Certain loan costs have been deferred and are amortized to interest expense utilizing the straight-line method over the remaining term of the related debt. Use of the straight-line method approximates the results of the application of the interest method. The net amounts remaining at December 31, 1997 and 1996 were $7,166,450 and $8,156,210, respectively.

   Cash and Cash Equivalents

   All highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

   Redeemable Partners' Interests

   The Partnership Agreement provides that if a certain partner dies or becomes disabled, that partner (or his personal representative) shall have the option, exercisable by notice given to the partners at any time within 270 days after his death or disability (except that if that partner dies or becomes disabled prior to August 31, 2000, the option may not be exercised until August 31, 2000 and then by notice by that partner or his personal representative given to the partners within 270 days after August 31, 2000) to sell, and require the General Partner and certain trusts controlled by that partner to sell, and the Partnership to purchase, up to 50% of the partnership interests owned by any of such partners and certain current and former members of management of Rifkin & Associates, Inc. that requests to sell their interest, for a purchase price equal to the fair market value of those interests determined by appraisal in accordance with the Partnership Agreement. Accordingly, the current fair value of such partnership interests have been reclassified outside of partners' capital.

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

4. Income Taxes

   Although neither the Partnership nor RAP L.P., are taxable entities, three corporations (the "subsidiaries") are included in the consolidated financial statements. These subsidiaries are required to pay taxes on their taxable income, if any.

   The following represents a reconciliation of pre-tax losses as reported in accordance with generally acepted accounting principles and the losses attributable to the partners and included in their individual income tax returns:

4.    Income Taxes--(continued)

                                                                  Company                        RAP L.P.
                                                                                  4 Months       8 Months
                                              Year Ended        Year Ended         Ended          Ended
                                                12/31/97          12/31/96        12/31/95       8/31/95
  Pre-tax loss as reported                  $(31,378,648)      $(25,277,061)    $(4,648,089)   $(7,565,768)
  (Increase)decrease due to:
      Separately taxed book results
        of corporate subsidiaries             15,512,000          9,716,000       3,163,000      2,915,600

      Effect of different depreciation
        and amortization methods for
        tax and book purposes                 (2,973,000)        (3,833,000)      5,249,000        (75,400)
  Other                                          (45,052)           (22,539)         86,489       (161,332)
  Tax income (loss) attributed to the
    partners                                $(18,884,700)      $(19,416,600)    $ 3,850,400    $(4,886,900)

  The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  As a result of the transfer of net assets on September 1, 1995 (Note 1), the book value of the net assets was increased to reflect their fair market value at that date. In connection with this revaluation, a deferred income tax liability in the amount of $22,801,000 was established to provide for future taxes payable on the revised valuation of the net assets. A deferred tax benefit of $5,335,000 and $3,654,000 was recognized for the years ended December 31, 1997 and 1996, respectively, and $1,674,000 for the four months ended December, 31, 1995, reducing the liability to $12,138,000.

  Deferred tax assets (liabilities) were comprised of the following at December 31, 1997 and 1996:

                                                      Company
                                           12/31/97            12/31/96
  Deferred tax assets resulting
    from loss carryforwards              $  9,499,000        $  8,264,000

  Deferred tax liabilities resulting
   from depreciation and amortization     (21,637,000)        (25,737,000)

  Net deferred tax liability             $(12,138,000)       $(17,473,000)

  As of December 31, 1997 and 1996, the subsidiaries have net operating loss carryforwards ("NOLs") for income tax purposes of $25,264,000 and $21,815,000, respectively, substantially all of which are limited.
  The NOLs will expire at various times between the years 2000 and 2012.
  As a result, the Company had no current tax for 1997 and a current tax expense of $8,281 for 1996.

  Under the Internal Revenue Code of 1986, as amended (the Code ), the subsidiaries generally would be entitled to reduce their future federal income tax liabilities by carrying the unused NOLs forward for a period of 15 years to offset their future income taxes. The subsidiaries ability to utilize any NOLs in future years may be restricted, however, in the event the subsidiaries undergo an ownership change as defined in
  Section 382 of the Code. In the event of an ownership change, the amount of NOLs attributable to the period prior to the ownership change that may be used to offset taxable income in any year thereafter generally may not exceed the fair market value of the subsidiary immediately before the ownership change (subject to certain adjustments) multiplied by the applicable long-term, tax exempt rate published by the Internal Revenue Service for the date of the ownership change. Two of the subsidiaries underwent an ownership change on September 1, 1995 pursuant to Section
  382 of the Code. As such, the NOLs of the subsidiaries are subject to limitation from that date forward. It is the opinion of management that the NOLs will be released from this limitation prior to their expiration dates and, as such, have not been limited in their calculation of deferred taxes.

  The provision for income tax expense (benefit) differs from the amount which would be computed by applying the statutory federal income tax rate of 35% to pre-tax income before extraordinary loss as a result of the following:

                                                                     Company                       RAP L.P.
                                              Year ended      Year ended     4 Months ended    8 Months ended
                                               12/31/97          12/31/96       12/31/95           8/31/95
  Tax benefit computed
   at statutory rate                        $ (10,982,527)  $  (8,846,971)  $   (1,626,831)   $   (2,648,019)

  Increase (decrease) due to:
      Tax benefit for non-corporate loss        5,900,546       5,446,721          519,781         1,627,602
      Increase/(decrease) in valuation
       allowance due to NOL carryforwards               -               -                -          (493,000)
      Permanent differences between
       financial statement income and
       taxable income                              84,500          48,270                -            80,300
      State income tax,
       net of federal benefit                    (377,500)       (252,590)        (120,850)         (196,710)
      Other                                        39,981         (41,149)        (446,100)           71,827

  Income Tax Benefit                        $  (5,335,000)  $  (3,645,719)  $   (1,674,000)   $   (1,558,000)

5.    Notes Payable

  Debt consisted of the following:

                                     December 31,    December 31,
                                             1997            1996

  Senior Subordinated Notes         $ 125,000,000   $ 125,000,000
  Reducing Revolving Loan              36,500,000       5,500,000
  Tranche A Term Loan                  25,000,000      25,000,000
  Tranche B Term Loan                  40,000,000      40,000,000
  Senior Subordinated Debt              3,000,000       3,000,000

                                    $ 229,500,000   $ 198,500,000

  The Notes and loans are secured by substantially all of the assets of the Company.

  On January 26, 1996, the Company and its wholly-owned subsidiary, RACC (the "Issuers"), co-issued $125,000,000 of 11 1/8% Senior Subordinated Notes (the "Notes") to institutional investors. These notes were subsequently exchanged on June 18, 1996 for publicly registered notes with identical terms.
  Interest on the Notes is payable semi-annually on January 15 and July 15 of each year. The Notes, which mature on January 15, 2006, can be redeemed in whole or in part, at the Issuers' option, at any time on or after January 15, 2001, at redeemable prices contained in the Notes plus accrued interest. In addition, at any time on or prior to January 15, 1999, the Issuers, at their option, may redeem up to 25% of the principle amount of the Notes issued to institutional investors of not less than $25,000,000. At December 31, 1997 and 1996, all of the Notes were outstanding (see Note 11).

5.    Notes Payable--(continued)

  Concurrent with the transfer of net assets described in Note 1, on September 1, 1995, the Company obtained a term loan and reducing revolving loan with a financial institution. On March 1, 1996, the credit agreement covering the term loan and reducing revolving loan was amended. Under the new agreement, $25,000,000 of the outstanding reducing revolving loan was converted to the Tranche A term loan which requires quarterly payments of $1,875,000 plus interest commencing on March 31, 2000. Any unpaid balance is due March 31, 2003. The interest rate on the Tranche A term loan is either the bank's prime rate plus .25% to 1.75% or LIBOR plus 1.5% to 2.75%. The specific rate is dependent upon the senior funded debt ratio which is recalculated quarterly. The weighted average effective interest rate at December 31, 1997 and 1996 were 8.24% and 8.09%, respectively.

  The balance of the reducing revolving loan was amended to be a reducing revolving loan providing for borrowing up to $20,000,000 at the Company's discretion, subject to certain restrictions, and an additional $60,000,000 available to finance acquisitions subject to certain restrictions. For the additional financing, the amounts available at December 31, 1997 and 1996 were $52,500,000 and $60,000,000, respectively. At December 31, 1997, the full $20,000,000 available had been borrowed, and $16,500,000 had been drawn against the $52,500,000 commitment. At December 31, 1996, $5,500,000 had been drawn against the $20,000,000 commitment. The amount available for borrowing will decrease annually during its term with changes over the four years following December 31, 1997 as follows: 1998 - $1,875,000 reduction per quarter, and 1999 through 2001 - $3,625,000 per quarter. Any unpaid balance is due on March 31, 2003. The revolving loan bears an interest rate of either the bank's prime rate plus .25% to 1.75% or LIBOR plus 1.5% to 2.75%. The specific rate is dependent upon the senior funded debt ratio which is recalculated quarterly. The weighted average effective interest rates at December 31, 1997 and 1996 was 8.29% and 8.03%, respectively. The reducing revolving loan includes a commitment fee of 1/2% per annum on the unborrowed balance.

  The existing $40,000,000 term loan was converted in 1996 to the $40,000,000 Tranche B term loan, which requires principal payments of $2,000,000 on March 31, 2002, $18,000,000 on March 31, 2003, and $20,000,000 on March 31,
  2004. The Tranche B term loan bears an interest rate of 9.75% and is payable quarterly.

  Certain mandatory prepayments may also be required, commencing in fiscal 1997, on the reducing revolving loan, the Tranche A term loan and the Tranche B term loan, based on the Company's cash flow calculations, proceeds from the sale of a cable system or equity contributions. Based on the 1997 calculation, no such mandatory prepayments were required. Optional prepayments are allowed, subject to certain restrictions. The related loan agreement contains covenants limiting additional indebtedness, dispositions of assets, investments in securities, distribution to partners, management fees and capital expenditures. In addition, the Company must maintain certain financial levels and ratios. At December 31, 1997, the Company was in compliance with these covenants.

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

  Based on the outstanding debt as of December 31, 1997, the minimum aggregate maturities for the five years following 1997 are none in 1998 and 1999, and $8,000,000 in 2000, $22,000,000 in 2001 and $24,000,000 in 2002.

6.    Related Party Transactions

  RAP L.P. was operated under a management agreement (the "old agreement") with Rifkin & Associates, Inc. (Rifkin). The old agreement which ended August 31, 1995, provided that Rifkin act as manager of RAP L.P.'s CATV systems, and be entitled to annual compensation of 5.0% of the revenues of RAP L.P. A new management agreement effective September 1, 1995, provides that Rifkin act as manager of the Company's CATV systems, and be entitled to an annual compensation of 3.5% of its revenue. Expenses incurred pursuant to the management agreement with Rifkin are disclosed on the Consolidated Statement of Operations.

  The Company paid approximately $2,200,000 in 1995 to certain limited partners or affiliates thereof for assistance in connection with the transfer of net assets described in Note 1.

  The Company paid approximately $550,000 to a law firm in connection with the public offering in 1996. A partner of this law firm is a relative of one of the Company's partners.

7.    Commitments and Rental Expense

  The Company leases and RAP L.P. leased certain real and personal property under noncancelable operating leases expiring through the year 2037.
  Future minimum lease payments under such noncancelable leases as of December 31, 1997 are: $353,927 in 1998; $286,058 in 1999; $225,706 in 2000; $199,760
  in 2001; $197,322 in 2002; and $404,070 thereafter, totaling $1,666,843.

  Total rental expense and the amount included therein which pertains to cancelable pole rental agreements were as follows for the periods indicated:


                                             Total         Cancelable
                                              Rental       Pole Rental
                  Period                     Expense        Expense
      Company
      Year Ended December 31, 1997          $1,577,743     $1,061,722
      Year Ended December 31, 1996          $1,294,084     $  874,778
      Four Months Ended December 31, 1995   $  261,491     $  149,847

      RAP L.P.
      Eight Months Ended August 31, 1995    $  527,802     $  292,293

8.    Compensation Plans and Retirement Plans

  Equity Incentive Plan

  In 1996, the Company implemented an Equity Incentive Plan (the "Plan") in which certain Rifkin & Associates' executive officers and key employees, and certain key employees of the Company are eligible to participate.
  Plan participants in the aggregate, have the right to receive (i) cash payments of up to 2.0% of the aggregate value of all partnership interests of the Company (the "Maximum Incentive Percentage"), based upon the achievement of certain annual Operating Cash Flow (as defined in the Plan) targets for the Company for each of the calendar years 1996 through 2000, and (ii) an additional cash payment equal to up to 0.5% of the aggregate value of all partnership interests of the Company (the "Additional
  Incentive Percentage"), based upon the achievement of certain cumulative Operating Cash Flow targets for the Company for the five-year period ended December 31, 2000. Subject to the achievement of such annual targets and the satisfaction of certain other criteria based on the Company's operating performance, up to 20% of the Maximum Incentive Percentage will vest in each such year; provided, that in certain events vesting may accelerate.
  Payments under the Plan are subject to certain restrictive covenants contained in the Notes.

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

  The amount expensed for the years ended December 31, 1997 and 1996 relating to this plan were $859,992 and $660,000, respectively.

  Retirement Benefits

  During 1996, a Company-sponsored 401(k) plan was implemented for employees that have been employed by the Company for at least one year. Employees of the Company can contribute up to 15% of their salary, on a before-tax basis, with a maximum 1997 contribution of $9,500 (as set by the Internal Revenue Service). The Company matches participant contributions up to a maximum of
  50% of the first 3% of a participant's salary contributed.   All participant
  contributions and earnings are fully vested upon contribution and Company contributions and earnings vest 20% per year of employment with the Company, becoming fully vested after five years. The Company's matching contributions for the years ended December 31, 1997 and 1996 were $72,707 and $42,636, respectively.

9.    Fair Value of Financial Instruments

  The Company has a number of financial instruments, none of which are held for trading purposes. The following method and assumptions were used by the Company to estimate the fair values of financial instruments as disclosed herein:

  Cash, Customer Accounts Receivable, Other Receivables, Accounts Payable and Accrued Liabilities and Customer Deposits and Prepayments: The carrying value amount approximates fair value because of the short period to maturity.

  Debt: The fair value of bank debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The fair value of public Senior Subordinated Notes is based on the market quoted trading value. The fair value of the Company's debt is estimated at $239,987,500 and is carried on the balance sheet at $229,500,000.

10.   Cable Reregulation

  Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the Cable Act) and has amended it at various times since.

  The total effects of the present law are, at this time, still unknown. However, one provision of the present law further redefines a small cable system, and exempts these systems from rate regulation on the upper tiers of cable service. The Partnership is awaiting an FCC rulemaking implementing the present law to determine whether its systems qualify as small cable systems.


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

  The following tables present summarized financial information of the Guarantors on a combined basis as of December 31, 1997 and 1996 and for the years ended December 31, 1997 and 1996, the four months ended December 31, 1995 and the eight months ended August 31, 1995. In conjunction with the reorganization discussed in Note 1, certain assets previously owned by the Guarantors were transferred to the Partnership. The following information has been retroactively adjusted to give effect to such transfers.


<CAPTION
    Balance Sheet                           12/31/97         12/31/96
    Cash                                 $    780,368    $      824,144
    Accounts and other receivables, net     3,012,571         1,796,495
    Prepaid expenses                          970,154           971,279
    Property, plant and equipment net      66,509,120        60,563,044
    Franchise costs and other intangible
      assets, net                         103,293,631       116,725,497
    Accounts payable and accrued
      liabilities                          18,040,588         9,643,646
    Other liabilities                       1,122,404           962,492
    Deferred taxes payable                 12,138,000        17,473,000
    Notes payable                         167,200,500       147,147,500
    Equity (deficit)                      (23,935,648)        5,653,821

    Statements of Operations               Year ended       Year ended       4 Months ended       8 Months ended
                                            12/31/97         12/31/96           12/31/95              8/31/95

    Total revenue                        $  47,523,592   $   42,845,044      $  12,956,900        $  24,500,604
    Total costs and expenses               (53,049,962)     (43,578,178)       (13,278,953)         (19,576,065)
    Interest expense                       (17,868,497)     (16,238,221)        (3,804,440)         (12,921,627)
    Income tax benefit                       5,335,000        3,645,719          1,674,000            1,558,000

    Net loss                             $ (18,059,867)  $  (13,325,636)     $  (2,452,493)       $  (6,439,088)

    12.                     Quarterly Information (Unaudited)

    The following interim financial information of the Company presents the 1997 and 1996 consolidated results of operations on a quarterly basis (in thousands):


                                       Quarters Ended 1997
                            March 31  June 30   Sept 30   Dec. 31
    Revenue                  $19,337  $21,331   $21,458   $22,199
    Operating loss            (1,220)  (2,818)   (2,777)     (798)
    Net loss                  (5,998)  (6,890)   (8,127)   (5,029)


                                      Quarters Ended 1996
                             March 31  June 30  Sept 30    Dec 31
    Revenue                  $15,483   $18,303  $18,646   $18,853
    Operating income (loss)      135    (1,343)    (958)   (1,504)
    Net loss                  (4,173)   (5,857)  (5,676)   (5,925)



13. Litigation

    The Company could possibly be named as defendant in various actions and proceedings arising from the normal course of business. In all such cases, the Company will vigorously defend itself against the litigation and, where appropriate, will file counterclaims. Although the eventual outcome of potential lawsuits cannot be predicted, it is management's opinion that any such lawsuit will not result in liabilities that would have a material affect on the Company's financial position or results of operations.

                     REPORT OF INDEPENDENT ACCOUNTANTS






To the Stockholder of
 Rifkin Acquisition Capital Corp.


In our opinion, the accompanying balance sheet presents fairly, in all material respects, the financial position of Rifkin Acquisition Capital Corp. ("RACC") at December 31, 1997 and 1996 in conformity with generally accepted accounting principles. This balance sheet is the responsibility of RACC's management; our responsibility is to express an opinion on this balance sheet based on our audit. We conducted our audit of this balance sheet in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.






Price Waterhouse LLP
Denver, Colorado
February 23, 1998

                     RIFKIN ACQUISITION CAPITAL CORP.

                              BALANCE SHEET




                                                12/31/97       12/31/96
Assets
Cash                                             $1,000          $1,000
  Total assets                                   $1,000          $1,000


Stockholder's Equity
Stockholder's Equity

  Common Stock; $1.00 par value;
    10,000 shares authorized, 1000
    shares issued and outstanding                $1,000          $1,000
          Total stockholder's equity             $1,000          $1,000


The accompanying notes are an integral part of the balance sheet.

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

There have been no changes and there were no disagreements with the Accountants.

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

Advisory Committee

The Advisory Committee of the Partnership consults with and advises the General Partner with respect to the business and affairs of the Company and any subsidiary thereof. Without the prior approval of the Advisory Committee, the General Partner cannot amend the Company's budget in any material respect, materially increase capital expenditures in any fiscal year, amend or waive any provision of the Management Agreement, or adopt or amend the management incentive plan provided for by the Partnership Agreement. The Advisory Committee consists of one designee of the General Partner, three designees of VS&A, two designees of Greenwich Street Capital Partners, one designee of IEP Holdings I LLC and one designee of PaineWebber Capital, Inc. Members of the Advisory Committee are not compensated for their services, but are reimbursed for all reasonable out-of-pocket expenses incurred by them in performing services relating to the Company. The members of the Advisory Committee are Monroe M. Rifkin, Jeffrey T. Stevenson, S. Gerard Benford, John S. Suhler, Christine K. Vanden Beukel, Alfred C. Eckert III, David H. Morse and Dhananjay Pai. The Advisory Committee has adopted a policy of having Mr. Rifkin abstain from any Advisory Committee votes that may present a conflict of interest between Mr. Rifkin and the Company. In addition, the Partnership Agreement requires that Mr. Rifkin first present to the Partnership any acquisition opportunities of cable television systems that are similar and reasonably contiguous to the Company's Systems.

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



Rifkin & Associates
            Name             Age              Position
          Monroe M. Rifkin   67     Director, Chairman and Chief
                                       Executive Officer
          Jeffrey D. Bennis  39     President and Chief Operating Officer
          Kevin B. Allen     36     President, R & A Enterprises
          Stephen E. Hattrup 45     Senior Vice President -Operations
          Dale D. Wagner     48     Senior Vice President -Finance
                                       and Administration
          Paul A. Bambei     43     Vice President -Operations
          Lee A. Clayton     40     Vice President - Marketing
          Suzanne M. Cyman   38     Vice President - Programming/
                                       Strategic Planning
          Bruce A. Rifkin    40     Vice President -Operations
                                       and Advertising Sales
          Davida M. Shear    43     Vice President - Operations
          Peter N. Smith     48     Vice President -Engineering/
                                       New Business
          Jeffrey P. Kramp   40     President and Chief Executive Officer,
                                       InterComm Holdings, L.L.C.

RACC
            Name             Age             Position
          Monroe M. Rifkin   67     Director, President and Treasurer
          Jeffrey D. Bennis  39     Vice President
          Stephen E. Hattrup 45     Vice President
          Dale D. Wagner     48     Vice President, Secretary, and
                                       Assistant Treasurer

Advisory Committee
            Name                     Age
          S. Gerard Benford          59
          Alfred C. Eckert III       50
          David H. Morse             36
          Dhananjay Pai              35
          Monroe M. Rifkin           67
          Christine K. Vanden Beukel 27
          Jeffrey T. Stevenson       37
          John S. Suhler             52

Executive Officers

Monroe M. Rifkin is a cable television industry executive with over thirty years of experience. He founded Rifkin & Associates ("R & A") in 1982 and has served as its Chairman and Chief Executive Officer since that time. He made his mark on the cable industry with American Television and Communications Corporation ( ATC ) serving as its Chief Executive Officer from 1968 to 1982 and as its Chairman from 1974 to 1982. Mr. Rifkin served as a board member of the National Cable Television Association from 1968 to 1984 and as its Chairman from 1983 to 1984. He holds a B.A. in Finance from New York University.

Jeffrey D. Bennis has been President and Chief Operating Officer of R & A since April 1994. He is responsible for overall management of R&A s operating cable television systems and is involved in the development of policy and strategic direction. Mr. Bennis served as Vice President - Marketing/Programming of R & A from July 1991 to March 1994. Mr. Bennis was elected to the boards of directors of the National Cable Television Association and C-SPAN in May 1995. Mr. Bennis executed complex competitive marketing plans with Clairol, Inc., a subsidiary of Bristol-Myers Squibb Company from June 1980 to June 1991, where he most recently served as Director of Marketing for the Hair Care and Skin Care Divisions. He holds an undergraduate degree from the Pennsylvania State University and an M.B.A. from the University of Connecticut.

Kevin B. Allen has been President of R&A Enterprises, the development arm of R & A, since August 1996 when he was charged with the duty of acquiring new systems for R&A and its affiliated companies. Previously, Mr. Allen served as Vice President of BT Securities Corporation since 1992 where he was responsible for developing and maintaining a range of corporate finance relationships with clients around the world. He holds a B.S. in Aerospace Engineering from the University of Colorado, a Master s degree in Mechanical Engineering from the Massachusetts Institute of Technology and an M.B.A. from the Wharton School of Business at the University of Pennsylvania.

Stephen E. Hattrup has been the Senior Vice President - Operations for R & A since April 1994. He is responsible for overseeing all operations of R&A systems. Additionally, he is responsible for evaluating the integrity of potential system acquisitions. Mr. Hattrup served as Vice President - Operations from September 1988 to March 1994. Previously, he served as Vice President and Treasurer of ATC. Mr. Hattrup holds an undergraduate degree from Wichita State University and a M.S. in Finance from the University of Kansas.

Dale D. Wagner, Senior Vice President - Finance and Administration of R
& A since April 1994, has over twenty-five years of experience in arranging and maintaining financing for cable systems. He is responsible for R&A s overall financial and accounting activities. Mr. Wagner served as Vice President - Finance from January 1986 to March 1994. Prior to joining R & A, Mr. Wagner was employed at ATC from 1981 to 1986 in various positions including Vice President - Finance and Administration for ATC s National Division. Prior to joining ATC, Mr. Wagner was employed by Cable Com-General, Inc. in various capacities, including Vice President - Finance for that company s cable television division. Mr. Wagner holds a degree in Accounting from Wichita State University.

Paul A. Bambei has served as Vice President - Operations of R & A since January 1987. He is responsible for system operations for all R&A properties in Georgia, Tennessee, Michigan, Illinois, Indiana, Missouri and New Mexico. He also has served as Vice President - Marketing of R & A from March 1984 until December 1986. Prior to joining R & A, Mr. Bambei was employed by ATC from 1974 to 1984 in various capacities in marketing and operations. He holds a degree in communications from Southeast Missouri State University.

Lee A. Clayton has served as Vice President of Marketing since October 1997. Her responsibilities include evaluating product offerings and prices, as well as overseeing acquisition, retention and communication efforts. Ms. Clayton was most recently a partner at Bortz & Company, where she was employed from mid-1988 and where she founded Competitive Strategies Group which designed competitive plans for major cable MSO's. Ms. Clayton holds a degree in Economics from Trinity College.

Suzanne M. Cyman has served as R&A s Vice President of Programming/Strategic Development since July 1997. She is responsible for negotiating all programming contracts for R&A systems, as well as serving on special assignments as needed in domestic and international cable systems. She served as the Vice President of Marketing from July 1994 to July 1997. Previously, she was Vice President at Vista Communications and Fanch Communications beginning in 1988. She holds an undergraduate degree in Public Affairs Management with an emphasis in Economics from Michigan State University.

Bruce A. Rifkin is Vice President-Operations and Advertising Sales, a position he has held since January 1994. Mr. Rifkin joined R & A in 1988 as Director-Advertising Sales. Prior to joining R & A, Mr. Rifkin was employed in commercial real estate management and development. Bruce A. Rifkin is a son of Monroe M. Rifkin.

Davida M. Shear has served as Vice President - Operations since May 1997 where she oversees R&A s Miami Beach system. Previously, she was employed by Net Channel as a consultant from November 1996 to May 1997, Popcorn Channel as Vice President - Eastern Region Affiliate Relations from April 1996 to November 1996, Sports Channel New York as Director of Affiliate Relations and Marketing from April 1994 to April 1996 and Villa Bellago as owner and Manager from March 1992 to March 1994. She holds an M.B.A. from the Harvard Business School.

Peter N. Smith has served as Vice President - Engineering/New Business Development of R & A since March 1984. Mr. Smith is responsible for the construction of several of the largest cable television systems in the United States. Mr. Smith was employed by ATC from 1973 to 1984 in various engineering capacities including Vice President - Engineering of the National Division. He holds a degree in Electrical Engineering from Franklin University.

Jeffrey P. Kramp has served as Managing Director of R & A International Division since May 1995 and as President and Chief Executive Officer of InterComm Holdings, L.L.C., an R & A international affiliate, since October 1995. Prior to joining R & A in May 1995, Mr. Kramp served as President of The Windom Group, Inc., a company he founded which offered investment banking and consulting services to the telecommunications industry. From 1989 to 1993, Mr. Kramp served as President and Chief Operating Officer of Vista Cablevision, Inc.



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

Christine K. Vanden Beukel has served as an Associate of Greenwich Street Capital Partners, Inc. since early 1994. Ms. Vanden Beukel worked at Smith Barney in the Investment Banking Division from June 1992 to early 1994.

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

ITEM 11 - EXECUTIVE COMPENSATION

General. No employee of the Partnership or any of the Guarantors is an executive officer of the Company. The executive officers of RACC, in their capacity as such, do not serve as executive officers of the Partnership or any of the Guarantors. Services of the executive officers and other employees of R & A are provided to the Company, and the Company pays R & A a fee pursuant to the Management Agreement for such services. The executive officers and other employees of R & A and/or RACC who provide services to the Company are compensated solely in their capacity as executive officers of R & A and therefore receive no compensation from the Company except as provided by the Equity Incentive Plan described below. R & A engages in certain management services for other affiliates of Monroe M. Rifkin. No portion of the management fee paid by the Company is allocated to specific employees for the services performed by R & A for the Company. The general partner of the Company receives no compensation for its services to the Company in such capacity. See "Certain Relationships and Related Transactions--Management Agreement with R & A."

Equity Incentive Plan. In 1996, the Company implemented an Equity Incentive Plan (the "Plan") in which certain R & A executive officers and key employees, and certain key employees of the Company, are eligible to participate. Plan participants in the aggregate, have the right to receive (i) cash payments of up to 2.0% of the aggregate value of all partnership interests of the Company (the "Maximum Incentive Percentage"), based upon the achievement of certain annual Operating Cash Flow (as defined in the Plan) targets for the Company for each of the calendar years 1996 through 2000, and (ii) an additional cash payment equal to up to 0.5% of the aggregate value of all partnership interests of the Company (the "Additional Incentive Percentage"), based upon the achievement of certain cumulative Operating Cash Flow targets for the Company for the five-year period ended December 31, 2000. Subject to the achievement of such annual targets and the satisfaction of certain other criteria based on the Company's operating performance, up to 20% of the Maximum Incentive Percentage will vest in each such year, provided, that in certain events vesting may accelerate. Payments under the Plan are subject to certain restrictive covenants contained in the Notes.

No amounts are payable under the Plan except upon (i) the sale of substantially all of the assets or partnership interests of the Company or (ii) termination of a Plan participant's employment with R & A or the Company, as applicable, due to (a) the decision of the Advisory Committee to terminate such participant's employment due to disability, (b) the retirement of such participant with the Advisory Committee's approval or
(c) the death of such Participant. The value of amounts payable pursuant to clause (i) above will be based upon the aggregate net proceeds received by the holders of all of the partnership interests in the Company, as determined by the Advisory Committee, and the amounts payable pursuant to clause (ii) above will be based upon the Enterprise Value determined at the time of such payment. For purposes of the Plan, Enterprise Value generally is defined as Operating Cash Flow for the immediately preceding calendar year times a specified multiple and adjusted based on the Company's working capital.

The provision relating to the Plan for the years ended December 31, 1997 and 1996 was $859,992 and $660,000, respectively.

Retirement Benefits. During 1996, a Company-sponsored 401(k) plan was implemented for its employees that have been employed by the Company for at least one year. Employees of the Company can contribute up to 15% of their salary, on a before-tax basis, with a maximum 1997 contribution of $9,500 (as set by the Internal Revenue Service). The Company matches participant contributions up to a maximum of 50% of the first 3% of a
participant's salary contributed.   All participant contributions and
earnings are fully vested upon contribution and Company contributions and earnings vest 20% per year of employment with the Company, becoming fully vested after five years. The Company's matching contributions for the years ended December 31, 1997 and 1996 were $72,707 and $42,636, respectively.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Partnership

The following table sets forth certain information, as of December 31, 1997, concerning the beneficial ownership of partnership interests in the Partnership owned by each person known by the Company to own beneficially more than a five percent interest and by the executive officers of R &
A as a group.

         Name and Addressof Beneficial Owners . . . . . . . . . Percentage

         VS&A Communications Partners II, L.P . . . . . . . . .  28.7(1)
         350 Park Avenue
         New York, NY 10022

         Greenwich Street (RAP) Partners I, L.P . . . . . . . .  27.5
         388 Greenwich Street
         New York, NY 10003

         IEP Holdings I LLC . . . . . . . . . . . . . . . . . .  22.0
         135 E. 57th Street
         New York, NY 10002

         PaineWebber Capital, Inc . . . . . . . . . . . . . . .  11.0
         1285 Avenue of the Americas
         New York, NY 10019

         Monroe M. Rifkin . . . . . . . . . . . . . . . . . . .   8.0(2)
         360 S. Monroe Street
         Denver, CO 80209

         Other executive officers of R & A as a group (5 persons) 2.4

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement With R & A

R & A manages the Company's cable systems pursuant to the Management Agreement among the Company, Rifkin Tennessee Ltd., Cable Equities of Colorado, Ltd. (collectively, the "Owners") and R & A, as manager. R &
A serves as the central manager for the Owners and provides, among other services, operational management direction; accounting; monthly revenue collection and bill payment; programming negotiation and related services; marketing and public relations assistance; engineering assistance; and strategic planning. Under the terms of the Management Agreement, the Company pays an annual management fee to R & A equal to 3.5% of the Company's gross revenues and reimburses certain costs. The Company has established a $1 million escrow account for the payment of any management fees to R & A in the event that payment of management fees would otherwise be prohibited by the Amended and Restated Credit Agreement or any other loan agreement of the Company or any subsidiary. The aggregate management fees paid by the Company to R & A for the years ended December 31, 1997, 1996 and 1995 were $3.0 million, $2.5 million, and $1.8 million, respectively. In addition, the Company accrued but did not pay $483,000 of management fees during 1994 and 1995 that were prohibited by certain provisions of the Company's prior credit facility. Pursuant to the Partnership Agreement, the Company is required to pay such accrued management fees to R & A in 24 equal monthly installments. These installments commenced on October 1, 1995 and were paid in full on September 30, 1997. Neither R & A nor any of its affiliated entities may compete with the Company in offering cable television or competing services in any geographic area in which the Company holds a cable television franchise or operates a cable television system.

The Management Agreement will continue in effect with respect to each cable television system owned by the Company for the duration of the Company's cable television franchise for that system and any extension or renewal of such franchise, unless earlier terminated. The Management Agreement may be terminated by the Owners if the General Partner is removed pursuant to the Partnership Agreement as a result of Mr. Rifkin's death or disability or his failure to serve as Chief Executive Officer or exercise active control over day-to-day operations of the General Partner or the Company, provided, however, that the Management Agreement may not be terminated prior to September 1, 2000 if such removal is the result of Mr. Rifkin's death or disability. If the Management Agreement is terminated other than as a result of the removal of the General Partner as described above (other than as a result of Mr. Rifkin's death or disability), or for cause (if R & A takes action which causes substantial detriment to the cable systems), then the Company is obligated to make a severance payment of $500,000 to R & A.

Services to be Rendered by VS&A

Pursuant to the Partnership Agreement and subject to the approval of the Advisory Committee, VS&A will provide management and media industry advisory services to the Company from time to time with respect to debt and equity funding and the evaluation of potential acquisitions. VS&A will be paid reasonable compensation not to exceed $50,000 in any year in consideration for such services and is reimbursed for all reasonable out-of-pocket expenses incurred by it in connection therewith. No amounts were paid pursuant to this provision during 1997.

Senior Subordinated Debt Held by Monroe M. Rifkin

Until January 1996, the Company had outstanding senior subordinated debt (the "Old Rifkin Note") of $3 million payable to Monroe M. Rifkin, Chairman and Chief Executive Officer of R & A. Aggregate interest payments made by the Company in respect of the Old Rifkin Note were $200,000 and $364,000 in 1994 and 1995, respectively. On January 26, 1996, in connection with the Notes offering, the Company amended and restated the Old Rifkin Note and issued a new Note to Mr. Rifkin (the "New Rifkin Note"). The New Rifkin Note bears a rate of interest and has a scheduled maturity identical to that of the Exchange Notes and ranks pari passu with the Notes.

The New Rifkin Note contains no covenants other than the obligation to pay principal and interest thereon. Aggregate interest payments made by the Company related to the New Rifkin Note in 1997 and 1996 were $336,104 and $176,000, respectively. Events of default under the New Rifkin Note are limited to the failure to pay principal and interest thereunder, and a right to accelerate the Rifkin Note upon an acceleration of the Notes. Any rescission of acceleration by the Trustee or the holders of the Notes operates to rescind acceleration of the New Rifkin Note provided that there is no then existing payment default under the Rifkin Note. In the event of any redemption, defeasance or other retirement for value of the Notes or any portion thereof prior to their scheduled maturity, Mr. Rifkin shall have the right to require the Company to redeem, defease or retire the New Rifkin Note to the same extent as the Notes, subject to the limitations in the Indenture regarding restricted payments. See "Description of Exchange Notes-Covenants."

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

Certain Relationships with Legal Counsel

Baker & Hostetler LLP, Denver, Colorado, has acted as legal counsel to the Company in connection with the offering of the Old Notes and has acted as legal counsel to the Company in connection with the Exchange Offer and may from time to time be engaged by the Company with respect to other matters. A partner of Baker & Hostetler is a son of Monroe M. Rifkin. The company paid approximately $66,000 in 1997 to Baker & Hostetler in connection with general matters and $550,000 to Baker & Hostetler in 1996 in connection with the public offering of the Notes.

                                   PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

(a) Exhibits:

  The following exhibits are filed pursuant to Item 601 of
Regulation S-K.
Exhibit
Number   Description

2.1 Asset Sale Agreement dated as of January 2, 1996, between Mid-Tennessee Cable Limited Partnership and Rifkin/MT Management, L.P. (1)

2.2 Assignment and Assumption Agreement dated January 2, 1996 between Rifkin Acquisition Partners, L.L.L.P. and Rifkin/MT Management, L.P. (1)

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

3.2 Second Amended and Restated Limited Partnership Agreement of Rifkin Acquisition Partners, L.L.L.P. dated August 31, 1995 as amended. (1)

3.3 Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of Rifkin Acquisition Partners, L.L.L.P. dated January 31, 1996.

3.4      Articles of Incorporation of Rifkin Acquisition Capital Corp. (1)

3.5      Bylaws of Rifkin Acquisition Capital Corp. (1)

3.6      Articles of Incorporation of RT Investments Corp. (1)

3.7      Bylaws of RT Investments Corp. (1)

3.8 Amended and Restated Agreement of Limited Partnership of Rifkin Acquisition Management, L.P. dated May 12 1989, as amended. (1)

3.9      Certificate of Limited Partnership of Rifkin Acquisition
         Management, L.P. (1)

4.1 Indenture dated January 15, 1996 among Rifkin Acquisition Partners, L.L.L.P., Rifkin Acquisition Capital Corp., as Issuers, Cable Equities of Colorado Mangement Corp., FNI Management Corp., Cable Equities of Colorado, Ltd., Cable Equities, Inc. and Rifkin/Tennessee, Ltd., as Subsidiary Guarantors, and Marine Midland Bank as Trustee related to the 11 1/8% Senior Subordinated Notes due 2006 (including form of certificate to be delivered in connection with transfers to the institutional accredited investors). (1)

4.2 Registration Rights Agreement dated as of January 31, 1996 among Rifkin Acquisition Partners, L.L.L.P., Rifkin Acquisition Capital Corp., Cable Equities of Colorado Management Corp., FNI
         Management Corp., Cable Equities of Colorado., Ltd., Cable Equities, Inc., Rifkin/Tennessee, Ltd., BT Securities
         Corporation, Smith Barney Inc., First Union Capital Markets Corp. and PaineWebber Incorporated. (1)


Exhibit
Number   Description
4.3 Pledge Agreement dated as of January 31, 1996 made by Rifkin Acquisition Partners, L.L.L.P. and Rifkin Acquisition Capital Corp. to Marine Midland Bank. (1)

4.4 Amended and restated Promissory Note dated January 31, 1996 in the principal amount of $3,000,000 payable by Rifkin Acquisition Partners to Monroe M. Rifkin (pursuant to Item 601(b)(4))(iii)(A) of Regulation S-K, the Registrants are not filing Exhibit 4.4 with this Registration Statement. The Registrants agree to furnish a copy of Exhibit 4.4 to the Securities and Exchange Commission upon request).

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

10.1 Amended and Restated Management Agreement dated August 31, 1995 among Rifkin Acquisition Partners, L.P., Rifkin/Tennessee, Ltd., Cable Equities of Colorado, Ltd. and R & A, Inc., as amended by the Amendment of Management Agreement dated as of January 26, 1996 among Rifkin Acquisition Partners, L.L.L.P., Rifkin/Tennessee, Ltd., Cable Equities of Colorado, Ltd. and Rifkin & Associates, Inc. (1)

10.2 Franchise Agreement to Provide Cable and Noncable Services between County of Gwinnett, Georgia and Cable Equities of Colorado, Ltd. dated December 5, 1995. (1)

10.3 Franchise Agreement to Provide Cable and Noncable Services between City of Roswell, Georgia and Cable Equities of Colorado, Ltd. dated February 5, 1996. (1)

10.4.    Ordinance of City of Columbia, Tennessee granting
         Rifkin/Tennessee, Ltd the right to erect, maintain and operate a cable television system in the City of Columbia, Tennessee passed and adopted January 3, 1991. (1)

10.5 Cable Television Franchise Ordinance between Rifkin/Tennessee, Ltd. and City of Cookeville, Tennessee, passed January 19, 1995.
         (1)

10.6 Form of Exchange Agreement by and between Bankers Trust Company, Rifkin Acquisition Partners, L.L.L.P. and Rifkin Acquisition Capital Corp. (1)

10.7 Asset Purchase Agreement by and between American Cable Investors 5, Ltd. and Rifkin Acquisition Partners, L.L.L.P. dated as of November 29, 1996. (2)

10.8 Asset Purchase Agreement by and between Bresnan Communications Company and Rifkin Acquisition Partners, L.L.L.P. dated as of October 16, 1997.

21.1     Subsidiaries of the Registrants. (1)

  (1) Incorporated by reference from Registration Statement on Form S-1, as amended, Registration No. 333-3084.
  (2) Incorporated by reference from Form 10-K, dated December 31, 1996, Registration No. 333-3084.


(b)  Financial Statement Schedules:

  None.

(c)  Reports on Form 8-K

  No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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


By:  /s/Monroe M. Rifkin                          March 31, 1998

    Monroe M. Rifkin
    President, Treasurer & Director of RT
    Investments Corp. (Principal Executive
    Officer)


By:  /s/Dale D. Wagner                            March 31, 1998

     Dale D. Wagner
     Vice President & Assistant Treasurer of
     RT Investments Corp. (Principal Financial
     Officer)


By:  /s/Jeffrey D. Bennis                          March 31, 1998
     Jeffrey D. Bennis
     Vice President & Director of RT
     Investments Corp.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


            RIFKIN ACQUISITION CAPITAL CORP.


              By:  /s/Monroe M. Rifkin

                   Monroe M. Rifkin
                   Its:  President/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Title                                          Date



By:  /s/Monroe M. Rifkin                            March 31, 1998
     Monroe M. Rifkin
     Its:  President/Treasurer and Director
           (Principal Executive Officer)


By:  /s/Dale D. Wagner                              March 31, 1998
     Dale D. Wagner
     Its:  Vice President, Secretary &
     Assistant Treasurer (Principal
     Financial Officer)

                        ASSET PURCHASE AGREEMENT


                                 between

                     BRESNAN COMMUNICATIONS COMPANY
                                   and
                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                               dated as of
                             October 16, 1997

                        ASSET PURCHASE AGREEMENT


          THIS ASSET PURCHASE AGREEMENT ("Agreement") is made and entered into as of October 16, 1997, by and between Bresnan
Communications Company, a Michigan limited partnership
("Bresnan"), and Rifkin Acquisition Partners, L.L.L.P., a
Colorado limited liability limited partnership ("Rifkin").

          WHEREAS, Rifkin owns and operates cable television systems which are franchised or hold other operating authority and operate in and around Bridgeport, Reese, Bad Axe, Harbor Beach, and Gagetown, Michigan (individually, a "System" and collectively, the "Systems");

          WHEREAS, Bresnan wishes to purchase from Rifkin, and Rifkin wishes to sell to Bresnan, the Systems, on the terms and conditions hereinafter set forth; and

          NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants and agreements set forth herein, the parties agree as follows:

1.   CERTAIN DEFINITIONS

          As used in this Agreement:

     1.1. "Agreement" has the meaning given in the Recitals.

     1.2. "Agreement Not to Compete" has the meaning given in
Section 3.4.

     1.3. "Assets" has the meaning given in Section 2.1.1.

     1.4. "Assumed Obligations" has the meaning given in Section
2.4.

     1.5. "Bresnan" has the meaning given in the Recitals.

     1.6. "CERCLA" has the meaning given in Section 4.5.5(e).

     1.7. "Closing" has the meaning given in Section 8.1.

     1.8. "Closing Time" means 11:59 P.M., eastern local time, on the date of Closing.

     1.9. "Code" has the meaning given in Section 4.18(d).

     1.10. "Communications Act" means the Communications Act of 1934, as amended, and rules and regulations promulgated thereunder.

     1.11. "Contract" means any written contract, mortgage, deed of trust, bond, indenture, lease, license, note, franchise, certificate, option, warrant, right, or other instrument, document, obligation, or agreement, and any oral obligation, right, or agreement.

     1.12.     "Current Items Amount" has the meaning given in
Section 2.5.

     1.13.     "Deposit Escrow Agent" has the meaning given in
Section 2.2.

     1.14. "Deposit Escrow Agreement" has the meaning given in Section 2.2.

     1.15. "Eligible Accounts Receivable" shall have the meaning given in Section 2.5.1.

     1.16.     "Employee Benefits" has the meaning given in
Section 4.18(a).

     1.17.     "Environmental Claim" has the meaning given in
Section 4.5.5(b).

     1.18.     "Environmental Law" has the meaning given in
Section 4.5.5.

     1.19.     "ERISA" means the Employee Retirement Income
Security Act, as amended.

     1.20.     "Excluded Assets" has the meaning given in Section
2.1.2.

     1.21.     "FCC" means the Federal Communications Commission.

     1.22. "Final Adjustment Certificate" has the meaning given in Section 2.6.

     1.23. "Governmental Authority" means the United States of America, any state, commonwealth, territory, or possession thereof and any political subdivision or quasi-governmental authority of any of the same, including but not limited to courts, tribunals, departments, commissions, boards, bureaus, agencies, counties, municipalities, provinces, parishes, and other instrumentalities.

     1.24.     "HSR Act" means the Hart-Scott-Rodino Antitrust
Improvements Act of 1976, as amended.

     1.25.     "Indemnitee" has the meaning given in Section
10.3.

     1.26.     "Indemnitor" has the meaning given in Section
10.3.

     1.27.     "Indemnity Escrow Agent" has the meaning given in
Section 2.3(b).

     1.28. "Indemnity Escrow Agreement" has the meaning given in Section 2.3(b).

     1.29.     "Indemnity Escrow Amount" has the meaning given in
Section 2.3(b).

     1.30. "Individual Subscriber" means any subscriber of a System at that System's regular monthly subscriber rate for basic cable television service, as that rate is shown on Exhibit 4.9, who is not pending disconnection for any reason and who is not, as of the Closing Time, sixty days or more in arrears in payment for service, as measured from the first day of the month for which service was provided, or who is more than sixty days but not more than five dollars in arrears in payment for service.

     1.31. "Initial Adjustment Certificate" has the meaning given in Section 2.6.

     1.32.     "Initial Claim Date" has the meaning given in
Section 10.4.

     1.33.     "Initial Deposit" has the meaning given in Section
2.2.

     1.34. "Judgment" means any judgment, writ, order, injunction, award, or decree of any court, judge, justice, or magistrate, including any bankruptcy court or judge, and any order of or by any Governmental Authority.

     1.35. "Legal Requirements" means applicable common law and any statute, ordinance, code or other law, rule, regulation, order, technical or other written standard, requirement, or procedure enacted, adopted, promulgated, applied, or followed by any Governmental Authority, including Judgments.

     1.36. "Lien" means any security agreement, financing statement filed with any Governmental Authority, conditional sale or other title retention agreement, any lease, consignment or bailment given for purposes of security, any lien, mortgage, indenture, pledge, option, encumbrance, adverse interest, constructive trust or other trust, claim, attachment, exception to or defect in title or other ownership interest (including but not limited to reservations, rights of entry, possibilities of reverter, encroachments, easement, rights-of-way, restrictive covenants leases, and licenses) of any kind, which otherwise constitutes an interest in or claim against property, whether arising pursuant to any Legal Requirement, Contract, or otherwise.

     1.37. "Litigation" means any claim, action, suit, proceeding, arbitration, investigation, hearing, or other activity or procedure that could result in a Judgment, and any notice of any of the foregoing.

     1.38. "Losses" means any claims, losses, liabilities, damages, Liens, penalties, costs, and expenses, including but not limited to interest which may be imposed in connection therewith, expenses of investigation, reasonable fees and disbursements of counsel and other experts, and the cost to any Person making a claim or seeking indemnification under this Agreement with respect to funds expended by such Person by reason of the occurrence of any event with respect to which indemnification is sought.

     1.39.     "Outside Closing Date" has the meaning given in
Section 8.1.

     1.40.     "Owned Property" has the meaning given in Section
2.1.1(b).

     1.41.     "PCBs" has the meaning given in Section 4.5.5(e).

     1.42. "Permitted Liens" means (a) liens for Taxes, assessments and governmental charges not yet due and payable, (b) zoning laws and ordinances and similar governmental regulations,
(c) rights reserved to any municipality, government or statutory or public authority to regulate the affected property, and (d) as to real property, any liens, encumbrances, easements, rights-of-way, servitudes, permits, leases, conditions, covenants, restrictions and minor imperfections or irregularities in title which are reflected in the public records and which do not individually or in the aggregate interfere with the right or ability to own, use, enjoy or operate the real property or to convey good, marketable and indefeasible title to the same; provided that "Permitted Liens" will not include any Lien that could prevent or inhibit in any way the conduct of the business of the affected System, and provided further that classification of any Lien as a "Permitted Lien" will not affect any liability which Rifkin may have for any such Lien, including pursuant to any indemnity obligation under this Agreement.

     1.43.     "Person" means any natural person, Governmental
Authority, corporation, general or limited partnership, joint venture, trust, association, or unincorporated entity of any kind.

     1.44.     "Purchase Price" has the meaning given in Section
2.3.

     1.45.     "Real Property Interests" has the meaning given in
Section 2.1.1(b).

     1.46. "Required Consents" means any and all consents, authorizations and approvals required under (a) the Rifkin Systems Franchises and Rifkin Systems Licenses, and (b) the Real Property Interests and Rifkin Systems Contracts identified and marked with an asterisk on Exhibit 4.3.

     1.47.     "Rifkin" has the meaning given in the Recitals.

     1.48. "Rifkin Systems Contracts" has the meaning given in Section 2.1.1(e).

     1.49. "Rifkin Systems Franchises" has the meaning given in Section 2.1.1(c).

     1.50.     "Rifkin Systems Licenses" has the meaning given in
Section 2.1.1(d).

     1.51.     "Signals" has the meaning given in Section 4.9.

     1.52. "Subscriber Equivalent" means an equivalent to an Individual Subscriber. The aggregate number of Subscriber Equivalents served by a System shall equal, as of any date, the quotient of (i) the aggregate revenues earned by that System for basic and tier cable television service provided by that System, during the last full month ending on or prior to such date, from billings to residential multiple dwelling units, commercial establishments, other subscribers that are billed for such service on a bulk basis and single family households which pay less than the System's regular basic monthly subscriber rate, divided by (ii) that System's regular monthly subscriber rate for basic and tier cable television services. For purposes of the foregoing there shall be excluded all revenues earned from billings to any bulk account or discounted family household (a) that is sixty days or more in arrears in payment for services, as measured from the first day of the month to which the applicable billing period relates, unless the amount in arrears is not more than $10.00 or (b) that is pending disconnection for any reason.

     1.53.     "System[s]" has the meaning given in the Recitals.

     1.54. "Tangible Personal Property" has the meaning given in Section 2.1.1(a).

     1.55. "Taxes" means all levies and assessments of any kind or nature imposed by any Governmental Authority, including but not limited to all income, sales, use, ad valorem, value added, franchise, severance, net or gross proceeds, withholding, payroll, employment, excise, or property taxes, together with any interest thereon and any penalties, additions to tax, or additional amounts applicable thereto.

     1.56.     "Threshold Amount" has the meaning given in
Section 10.4.

     1.57. "Transaction Documents" means the instruments and documents described in Sections 8.2 and 8.3 that are being executed and delivered by Rifkin or Bresnan, as the case may be, or any officer, director, or affiliate of either of them in connection with this Agreement or the transactions contemplated hereby.

     1.58.     "Transfer Taxes" has the meaning given in Section
3.3.

     1.59.     "WARN" has the meaning given in Section 3.1.

2.   PURCHASE AND SALE OF THE ASSETS

     2.1. Agreement to Purchase and Sell

          Subject to the terms and conditions of this Agreement, at the Closing Rifkin shall sell, convey, assign, transfer and deliver to Bresnan, and Bresnan shall purchase from Rifkin, the Assets for the Purchase Price.

          2.1.1.    Assets

          "Assets" means all of the assets and properties, real and personal, tangible and intangible, used by or useful to Rifkin in its operation of, or otherwise relating to, the Systems as of the Closing Time that are not Excluded Assets, including but not limited to the following:

          (a) All tangible personal property, including but not limited to towers, tower equipment, aboveground and underground cable, distribution systems, headend amplifiers, line amplifiers, microwave equipment, converters, testing equipment, motor vehicles, office equipment, furniture, fixtures, supplies, inventory, and other physical assets, the material items of which are described on Exhibit 2.1.1(a) (the "Tangible Personal Property").

          (b) The fee interests in the real property described as Owned Property on Exhibit 2.1.1(b) and all improvements thereon (the "Owned Property"), and the leases, easements, rights of access and other interests in real property described as Real
Property Interests on Exhibit 2.1.1(b) (the "Real Property
Interests").

          (c) The franchises and other authorizations or permits described on Exhibit 2.1.1(c) (the "Rifkin Systems Franchises").

          (d) The intangible channel distribution rights, cable television relay service (CARS), business radio and other licenses, copyright notices, and other licenses, authorizations, consents, or permits issued by the FCC or any other Governmental Authority described on Exhibit 2.1.1(d) (the "Rifkin Systems Licenses").

          (e) The pole line and joint line agreements, underground conduit agreements, crossing agreements, retransmission consent agreements, bulk or commercial service agreements, and other Contracts described on Exhibit 2.1.1(e)
(the "Rifkin Systems Contracts").

          (f) All subscriber, trade, and other accounts receivable.

          (g) All engineering records, files, data, drawings, blueprints, schematics, reports, lists, plans and processes, and all files of correspondence, lists, records, and reports concerning subscribers and prospective subscribers of the Systems, signal and program carriage, and dealings with Governmental Authorities that are in possession of Rifkin, including but not limited to all reports filed by or on behalf of Rifkin with the FCC and statements of account filed by or on behalf of Rifkin with the U.S. Copyright Office.

          2.1.2.    Excluded Assets

          "Excluded Assets" means all: (a) cash and cash equivalents; (b) insurance policies and rights and claims thereunder; (c) bonds, letters of credit, surety instruments, and other similar items; (d) Rifkin's trademarks, trade names, service marks, service names, logos, and similar proprietary rights; (e) programming Contracts; (f) billing services agreements and (g) rights, assets, and properties described on
Exhibit 2.1.2.

     2.2. Deposit

          Upon execution and delivery of this Agreement, Bresnan shall cause to be delivered to Colorado National Bank (the "Deposit Escrow Agent") the amount of Five Hundred Thousand Dollars ($500,000) (the "Initial Deposit") to be held and disbursed in accordance with the terms of the Deposit Escrow Agreement of even date herewith, among Rifkin, Bresnan and the Deposit Escrow Agent (the "Deposit Escrow Agreement").

     2.3. Purchase Price

          Subject to the terms and conditions of this Agreement, at the Closing, Bresnan shall deliver to Rifkin the amount of Seventeen Million Dollars ($17,000,000) as adjusted in accordance with Sections 2.5 and 2.6 (the "Purchase Price"), payable as follows:

          (a) Bresnan shall cause the Initial Escrow Agent to deliver the Initial Deposit, and all interest accrued thereon, to Rifkin;

          (b) Bresnan shall deposit the amount of Five Hundred Thousand Dollars ($500,000) (the "Indemnity Escrow Amount") with Colorado National Bank, as escrow agent (the "Indemnity Escrow Agent"), to be held and disbursed in accordance with the provisions of the Indemnity Escrow Agreement in substantially the form attached hereto as Exhibit 2.3(b) (the "Indemnity Escrow Agreement"); and

          (c)  Bresnan shall deliver the balance of the Purchase
Price by wire transfer of immediately available funds to an account or accounts designated by Rifkin.

     2.4. Bresnan Assumed Obligations

          Bresnan shall assume and timely pay, perform and discharge, the following (the "Assumed Obligations"): (a) those obligations and liabilities attributable to acts, omissions or events occurring after the Closing Time under or with respect to the Assets assigned and transferred to Bresnan at Closing; (b) other obligations and liabilities of Rifkin only to the extent that there shall be an adjustment in favor of Bresnan with respect thereto pursuant to Section 2.5; and (c) all other obligations and liabilities attributable to acts, omissions or events occurring after the Closing Time and arising out of Bresnan's ownership of the Assets or operation of the Systems after Closing, except to the extent that such obligations or liabilities relate to any Rifkin Excluded Asset. All obligations and liabilities arising out of or relating to the Assets or the Systems other than the Assumed Obligations shall remain and be the obligations and liabilities solely of Rifkin.

     2.5. Current Items Amount

          Rifkin or Bresnan, as appropriate, shall pay to the other the net amount in favor of the other of the adjustments and prorations described in Sections 2.5.1, 2.5.2, 2.5.3 and 2.5.4
(the "Current Items Amount").

          2.5.1.    Eligible Accounts Receivable

          Rifkin shall be entitled to an amount equal to 100% of the face amount of all Eligible Accounts Receivable of the Systems that are less than thirty-one days past due as of the Closing Time, plus an amount equal to 80% of the face amount of all Eligible Accounts Receivable of the Systems that are thirty-one or more days past due, but less than sixty days past due. "Eligible Accounts Receivable" shall mean accounts receivable resulting from the Systems' provision of cable television service to their subscribers that are active subscribers as of the Closing Time and that relate to periods of time prior to the Closing Time. For purposes of making "past due" calculations under this paragraph, the billing statements of a System shall be deemed to be due and payable on the first day of the period during which the service to which such billing statements relate is provided.

          2.5.2.    Advance Payments and Deposits

          Bresnan shall be entitled to an amount equal to the aggregate of (a) all outstanding deposits of subscribers of the Systems for converters, decoders, and similar items, and (b) all payments received by Rifkin prior to the Closing Time for services to be rendered or equipment to be provided to subscribers of the Systems after the Closing Time.

          2.5.3.    Revenues and Expenses

          As of the Closing Time, all revenues received by the Systems shall be prorated, in accordance with generally accepted accounting principles, so that all revenues relating to periods prior to the Closing Time shall be for the account of Rifkin, and all revenues relating to the periods after the Closing Time shall be for the account of Bresnan. As of the Closing Time, the following expenses shall be prorated, in accordance with generally accepted accounting principles, so that all expenses for periods prior to the Closing Time shall be for the account of Rifkin, and all expenses for periods after the Closing Time shall be for the account of Bresnan:

          (a) All payments and charges under or with respect to the Systems Franchises, Rifkin Systems Licenses, Rifkin Systems
Contracts, Real Property Interests and Owned Property;

          (b) General property taxes, special assessments, and ad valorem taxes levied or assessed against any Assets;

          (c) Sales and use taxes, if any, payable with respect to cable television service and related sales to Systems subscribers;

          (d) Charges for utilities and other goods or services furnished to the Systems;

          (e) Copyright fees based on signal carriage by the Systems; and

          (f) All other items of expense relating to the Systems;

provided, however, that Bresnan and Rifkin shall not prorate any items of expense that relate to any Rifkin Excluded Assets, all of which shall remain and be solely for the account of Rifkin.

          2.5.4.    Subscriber Adjustment

          Bresnan shall be entitled to an amount equal to the greater of (a) $1,545.45 for each Subscriber Equivalent in the Systems as a whole less than 11,000 as of the Closing, or (b) $1,545.45 for each Subscriber Equivalent in the Bridgeport System less than 7,400 as of the Closing.

     2.6. Current Items Amount Calculated

          The adjustments and prorations included in the Current Items Amount shall be estimated in good faith by Rifkin and set forth, together with a detailed statement of the calculation thereof, in a certificate (the "Initial Adjustment Certificate") executed by a representative of Rifkin and delivered to Bresnan at least five days prior to Closing. Each of Rifkin and Bresnan shall cause their representatives to diligently attempt to jointly determine prior to Closing, on the basis of the Initial Adjustment Certificate and such other information as they deem relevant, their best estimate of the Current Items Amount. At Closing, the party against whose favor the estimated Current Items Amount is so determined shall pay to the other the estimated Current Items Amount. Bresnan shall, within ninety days following the Closing, deliver to Rifkin a certificate (the "Final Adjustment Certificate") executed by a representative of Bresnan setting forth the final calculation of the Current Items Amount. Rifkin and Bresnan shall endeavor in good faith to agree upon the actual Current Items Amount within thirty days after delivery of the Final Adjustment Certificate. In the event that Rifkin and Bresnan cannot agree on the Current Items Amount within such period, determination of such amount shall be made by an independent accounting firm of national stature selected by Rifkin and Bresnan. Rifkin and Bresnan shall cooperate with such accounting firm in such determination and shall promptly provide all information requested by such accounting firm in connection therewith. Rifkin and Bresnan shall each pay one-half of the fees and expenses of such accounting firm in connection with such determination. Not later than fifteen days after determination of the Current Items Amount, Rifkin or Bresnan, as appropriate, shall pay to the other an amount equal to the amount by which the Current Items Amount as finally determined differs from the Current Items Amount as estimated in the Initial Adjustment Certificate.

     2.7. Allocation

          The Purchase Price shall be allocated among the Assets and the Agreement Not to Compete as agreed by Rifkin and Bresnan in accordance with an appraisal to be commissioned by Bresnan, at Bresnan's expense, between the date hereof and the Closing Date. Bresnan and Rifkin shall, in any state, federal or local income or other tax or information return filed by it, which includes an evaluation of the Assets, report such value in accordance with such allocation.

3.   RELATED MATTERS

     3.1. Employees

          Rifkin shall remain solely responsible for, and shall indemnify and hold harmless Bresnan from and against all Losses arising from or with respect to, all salaries and all severance, vacation, medical, sick, holiday, continuation coverage, and other compensation or benefits to which its employees may be entitled, as a result of their employment by it, the termination of their employment, the consummation of the transactions contemplated hereby, or pursuant to any applicable law (including without limitation, the Worker Adjustment and Retraining Notification Act, 29 U.S.C. ' 2101, et seq. ("WARN")), or otherwise, whether or not such employees may be hired by Bresnan. Bresnan shall have no obligation to hire any of Rifkin's employees that render services in connection with the operation of the Systems, whether or not such employees' employment shall have been terminated by Rifkin. Nothwithstanding the foregoing, Bresnan shall, not less than 30 days prior to the Closing Date, provide Rifkin with a list of employees that Bresnan plans to hire.

     3.2. Use of Names and Logos

          For a period of thirty days after Closing, Bresnan shall be entitled to use the trademarks, trade names, service marks, service names, logos, and similar proprietary rights of Rifkin to the extent incorporated in or on the Assets transferred to it at Closing, provided that it shall exercise efforts to remove all such names, marks, logos, and similar proprietary rights of Rifkin from the Assets as soon as reasonably practicable following Closing.

     3.3. Transfer Taxes

          All sales, use, transfer, and similar taxes or assessments, including but not limited to transfer fees and similar assessments for Licenses and Contracts ("Transfer Taxes"), arising from or payable by reason of the conveyance of the Assets shall be paid one-half by Rifkin and one-half by Bresnan, except that Bresnan shall bear all expenses in connection with the transfer of title to any motor vehicles included among the Assets.

     3.4. Agreement Not to Compete

          At the Closing, Rifkin shall enter in the Agreement Not to Compete in substantially the form set forth as Exhibit 3.4
(the "Agreement Not to Compete").

     3.5. Further Assurances

          At or after Closing, each of Rifkin and Bresnan, at the request of the other, shall promptly execute and deliver, or cause to be executed and delivered, to the other all such documents and instruments, in addition to those otherwise required by this Agreement, in form and substance reasonably satisfactory to the other, as the other may reasonably request in order to carry out or evidence the terms of this Agreement, or to collect any accounts receivables or other claims included in the Assets.

4.   RIFKIN'S REPRESENTATIONS AND WARRANTIES

          Rifkin represents and warrants to Bresnan as follows:

     4.1. Organization

          Rifkin is a limited liability limited partnership duly organized, validly existing, and in good standing under the laws of the State of Colorado, and has all requisite partnership power and authority to own and lease the Assets and to conduct its activities as such activities are currently conducted. Rifkin is duly qualified to conduct business and is in good standing in all jurisdictions in which the ownership or leasing of the Assets or the nature of its activities in connection with the Systems makes such qualification necessary.

     4.2. Authority

          Rifkin has all requisite partnership power and authority to execute, deliver, and perform this Agreement and consummate the transactions contemplated hereby. The execution, delivery, and performance of this Agreement and the consummation of the transactions contemplated hereby by Rifkin have been duly and validly authorized by all necessary action on the part of Rifkin. This Agreement has been duly and validly executed and delivered by Rifkin, and is the valid and binding obligation of Rifkin, enforceable against Rifkin in accordance with its terms.

     4.3. No Conflict; Required Consents

          Except as described on Exhibit 4.3, the execution, delivery, and performance by Rifkin of this Agreement do not and will not: (a) conflict with or violate any provision of the Certificate of Limited Partnership or Agreement of Limited Partnership of Rifkin; (b) violate any provision of any Legal Requirements; or (c) conflict with, violate, result in a breach of, constitute a default under (without regard to requirements of notice, lapse of time, or elections of other Persons, or any combination thereof) or accelerate or permit the acceleration of the performance required by, any Contract to which Rifkin is a party or by which Rifkin or the assets or properties owned or leased by it are bound or affected; (d) result in the creation or imposition of any Lien against or upon any of the Assets; or (e) require any consent, approval, or authorization of, or filing of any certificate, notice, application, report, or other document with, any Governmental Authority or other Person.

     4.4. Title, Condition, and Sufficiency of Assets

          Rifkin has, and at the Closing will transfer to Bresnan, good and marketable title to the Assets, free and clear of all Liens, except Permitted Liens and Liens described on
Exhibit 4.4 which will be terminated or released at Closing. In the case of Assets leased by Rifkin, Rifkin has valid leasehold interests in such Assets. All material items of Tangible Personal Property are in good condition and repair, ordinary wear and tear excepted. The Assets constitute all of the assets necessary to permit Bresnan to operate the Systems substantially as they are being operated on the date of this Agreement and in compliance in all material respects with all applicable Legal Requirements and contractual requirements and to perform all of the Assumed Obligations.

     4.5. Real Property

          4.5.1.    Description

          Exhibit 2.1.1(b) contains a complete and accurate description of each parcel of real property owned, leased or utilized by Rifkin in connection with the Systems, together with a description of the use to which such parcel is put in connection with the operation of the Systems.

          4.5.2.    Zoning and Restrictive Covenants

          The use and occupancy of the Owned Property and the Real Property Interests conforms in all material respects to (a) all zoning requirements without reliance upon a variance issued by a local government or a classification of the parcel in question as a nonconforming use; and (b) all restrictive covenants or other encumbrances affecting such property.

          4.5.3.    Access and Utilities

          The Owned Property and the Real Property Interests have direct and unobstructed access for purposes of ingress and egress to public roads or streets. All such Owned Property and Real Property Interests are served by utilities and services necessary for the continuation of the business now conducted on such property.

          4.5.4.    Easements

          All easements or rights-of-way material to the construction, operation, maintenance, repair or replacement of any cables, lines, towers, equipment or other facilities which are necessary or convenient to the operation of the Systems are included among the Real Property Interests.

          4.5.5.    Environmental Matters

          (a) With respect to the Owned Property and the Real Property Interests, Rifkin is in compliance in all material respects with all federal, state and local health and safety and Environmental Laws, rules and regulations ("Environmental Laws"). All activities undertaken on or affecting the Owned Property or the Real Property Interests by Rifkin have been in compliance in all material respects with all health and safety laws and Environmental Laws. During Rifkin's occupation of the Owned Property and the Real Property Interests there have been no abatement, removal, remedial or other response actions for hazardous substances at the Real Property.

          (b) Rifkin is aware of no instances, prior to Rifkin's operations on the Owned Property or the Real Property Interests, of noncompliance by any person or any activities thereon with any health and safety laws or Environmental Laws. Rifkin is aware of no aspects of the Owned Property or the Real Property Interests or any operations thereon which might give rise to any civil, criminal, administrative or other proceeding or notice thereof under any Environmental Law (an "Environmental Claim").

          (c) No Environmental Claim has been asserted in the past, currently exists or, to the best of Rifkin's knowledge, is threatened or contemplated against Rifkin, or, to Rifkin's knowledge, against any other person or entity, which relates to the Owned Property or the Real Property Interests or any operations thereon.

          (d) To the knowledge of Rifkin, neither the Owned Property or any of the Real Property Interests have been or are now, subject to any investigation, assessment, or study by any person or government agency related to potential or actual enforcement of any health and safety laws or Environmental Law.

          (e) No hazardous substances (which includes without limitation: (i) any "hazardous substance" or "pollutant or contaminant" as defined in Sections 101(14) and (33) of Comprehensive Environment Response Compensation Liability Act, 42 U.S.C. '' 9601 et seq. ("CERCLA"); (ii) any "hazardous material" as defined in Section 1802 (2) of the Hazardous Materials Transportation Act, 49 U.S.C. '' 1801, et seq.; (iii) any "oil" or "hazardous substance" as defined in Sections 311 (a) (1) and
(14) of the Federal Clean Water Act, 33 U.S.C. '' 1321 et seq.;
(iv) any "pesticide" as defined in the Federal Insecticide, Fungicide, and Rodenticide Act, at 7 U.S.C. ' 136(u); (v) any "byproduct," "source" or special nuclear" material as defined in the Atomic Energy Act of 1954, 42 U.S.C. '' 2014(e), (z) and
(aa); (vi) any chemical, compound, material, mixture or substance defined, listed, or classified under any environmental law as dangerous, hazardous, extremely hazardous, infectious, or toxic;
(vii) any substance regulated under any environmental law due to its polluting or dangerous properties such as ignitability, corrosivity, reactivity, carcinogenicity, toxicity, or reproductive effects; and (viii) petroleum and petroleum products, asbestos and asbestos-containing materials, and polychlorinated byphenyls ("PCBs")) have been or are being released to, from, or under the Owned Property or the Real Property Interests by Rifkin or, to the best of Rifkin's knowledge, by any other person or entity. No hazardous substances have been or are stored, treated, handled, disposed of, created or otherwise located on, in, or under the Owned Property or the Real Property Interests by Rifkin or, to the best of Rifkin's knowledge, by any other person or entity.

          (f)  No underground storage tanks, surface
impoundments, solid waste management units, tank systems, waste piles, land treatment areas, landfills or incinerators are located or, to the best of Rifkin's knowledge, have been located on the Owned Property or the Real Property Interests. None of the Owned Property or the Real Property Interests has been used by Rifkin (or to the knowledge of Rifkin, by any other Person) at any time as a gasoline service station or any other station or facility for storing, pumping, dispensing, or producing gasoline or any other petroleum product, by-product or waste.

          (g) To the best of Rifkin's knowledge, there are no "PCB Items," as that term is defined in 40 C.F.R. ' 761.3, located on the Owned Property or the Real Property Interests.

          (h) Any and all permits, licenses, and other authorizations or approvals required under health and safety laws and Environmental Laws for Rifkin's operations on the Owned Property or the Real Property Interests have been secured by Rifkin. To the best of Rifkin's knowledge, no building or other structure on the Owned Property or the Real Property Interests contains asbestos.

     4.6. Rifkin System Franchises

          Exhibit 2.1.1(c) and Exhibit 2.1.1(d) list all authorizations, licenses or permits of any Governmental Authority required in connection with the construction, operation or maintenance of the Systems. Rifkin is the valid holder of each of the Rifkin System Franchises. Each Rifkin System Franchise is for the period specified in Exhibit 2.1.1(c). All of the Rifkin System Franchises were validly transferred to and accepted by Rifkin, in accordance with and as required by the terms thereof and by applicable law. To the best of Rifkin's knowledge, except as set forth on Exhibit 4.6, no other person or entity currently holds any franchise, license, permit, consent, certificate, authority, agreement, arrangement or operating right entitling such person or entity to construct, operate or maintain a cable television system in the respective areas covered by the Rifkin System Franchises.

     4.7. Rifkin System Licenses

           The Rifkin System Licenses include all necessary licenses or permits from the FCC for business radio, satellite earth receiving facilities and CARS microwave facilities, that are necessary or appropriate to carry on the business of the Systems as conducted on the date hereof. Each of the Rifkin System Licenses is in full force and effect and has not been revoked, cancelled, encumbered or adversely affected in any manner, and Rifkin is in compliance in all material respects with the terms of each of the Rifkin System Licenses.

     4.8. System Installation

          Each of the Systems has been constructed, installed and maintained properly and in a good and workmanlike manner in all material respects, and satisfies the requirements of the Rifkin System Franchises, applicable technical standards and federal, state and local laws, rules, regulations and orders in all material respects. None of the Tangible Personal Property requires or may require, because of incorrect, improper or unlawful construction, installation or location, or due to the requirements of any authorizations pursuant to which it has been installed, or otherwise due to directives of or claims by the person or entity giving such authorization or any other person, any rearrangement, relocation, rehabilitation, reinstallation or removal in any material respect or any material expenditure for any additional or different equipment or facilities, or facilities or labor in connection therewith. No material restoration, repair or other work is required with respect to (a) the Assets or the Systems except as required in the usual and ordinary course of business, or (b) any structure, street, sidewalk, easement, right-of-way or other property, including without limitation adjacent or abutting property, due to the construction, operation or maintenance of the Systems, or is required by any federal, state or local laws, rules, regulations, ordinances, codes or orders or by any of the Rifkin System Franchises, Rifkin System Licenses, Rifkin System Contracts or other contracts, agreements, commitments or arrangements to which Rifkin is a party or by which Rifkin or the Assets may be bound or affected.

     4.9. Carriage of Signals

          Rifkin has the legal right and authority, including without limitation all necessary authority from the FCC and the requisite compulsory copyright license under Section 111 of the Copyright Act, to carry and use in the conduct of the business of the Systems all of the stations, frequencies or programming (whether broadcast television, satellite, radio or otherwise) carried by the Systems (the "Signals"). No oral or written notices have been received from the FCC, the United States Copyright Office, any local or other television station or system or from any other person or entity, station or governmental authority claiming to have a right of objection challenging or questioning the right of Rifkin or the Systems to carry or furnish, or not to carry or furnish, any of the Signals or any other station or service to any Subscriber.

     4.10.     Physical Plant

          To the knowledge of Rifkin, the Systems comprise approximately 367 fully completed and operational strand and conduit miles of cable system and lines properly installed, placed, located and connected, of which approximately 297 miles are aerial and approximately 70 miles are installed underground. For purposes of this Agreement, a "strand" or "conduit" mile is considered to be one mile measured along any continuous single line of aerial or underground cable installation, irrespective of the total number of cables on or in such installation.

     4.11.     Channel Capacity

          The Systems have the capacity of carrying 39 6 MHz downstream channels over 100% of the Systems (excluding, for such purpose, individual house drops), and the capacity of carrying 54 6 MHz downstream channels over not less than 70% of the Systems (excluding, for such purpose, individual house drops). The Systems provide reception on all such channels in compliance in all material respects with the requirements of the Rifkin System Franchises, and with the rules, regulations and technical standards of all applicable Governmental Authorities.

     4.12.     FCC and Copyright

          4.12.1. Communications Act

          (a) Rifkin has timely and properly made all material filings, applications, reports and other submissions (including without limitation registration statements, Aeronautical notifications and annual employment reports (FCC Form 395-A) required under the Communications Act and the rules and regulations of the FCC, in each case relevant to the conduct and operation of its business and the System. The Systems are in all material respects in compliance with the Communications Act and the rules and regulations of the FCC.

          (b)  Rifkin has filed with the appropriate Governmental
Authorities all appropriate requests for renewal under the Communications Act within thirty to thirty-six months prior to the expiration of each Rifkin System Franchise.

          (c) Rifkin has not received from the FCC, any other Governmental Authority or any other Person any written request, notice or demand, challenging or questioning the legal rights of Rifkin to operate any of the Systems or carry any broadcast television signal or requesting signal carriage pursuant to the FCC's "must-carry" rules, other than any such request, notice or demand that has since been resolved. All of the local broadcast television signals carried by the Systems are carried either pursuant to the must-carry requirements or pursuant to executed retransmission consent agreements. Rifkin has not received with respect to any of the Systems any notification of any petition or submission that is currently pending before the FCC to modify any television market or for a waiver of any rules or regulations of the FCC as they apply to such System.

          (d) Rifkin has made available to Bresnan true and complete copies of all reports and filings for the past three years made or filed by Rifkin with the FCC pursuant to the Communications Act with respect to the business of the Systems.

          (e) Rifkin has made available to Bresnan true and complete copies of (i) the final versions of all FCC Forms 393, 1200, 1205, 1210, 1220, and 1225 that have been prepared with respect to each of the Systems and filed with any governmental authority and the most recent draft of any such Form that has been prepared with respect to such System in which no version of such Form was filed with any governmental authority (ii) all material correspondence with any governmental body relating to rate regulation under the Communications Act, (iii) any complaints on FCC Form 329 filed with the FCC with respect to any rates charged to Subscribers of the Systems and any correspondence from Rifkin to any Subscriber with respect to any such complaint. Exhibit 4.12.1(e) sets forth a list of (i) all rate complaints of FCC Form 329 filed pursuant to the Communications Act and received by Rifkin that have not been deemed invalid, (ii) those franchising authorities that have been certified upon filing FCC Form 328 or have filed FCC Form 328 with the FCC for certification under the Communications Act to regulate any of the Systems' rates and (iii) a list of all letters of inquiry from the FCC received by Rifkin since September 1, 1993 with regard to rate regulation.

          4.12.2. Copyright Act

          (a) Rifkin has, in a timely manner, recorded or deposited with the United States Copyright Office and the Register of Copyrights all material statements of account, supplemental statements of account and other documents and instruments, and paid all royalties, supplemental royalties, fees and other sums to the United States Copyright Office required under the Copyright Act with respect to the business and operations of the Systems and as required for Rifkin to obtain, hold and maintain the compulsory copyright license for cable television systems prescribed in Section 111 of the Copyright Act.

          (b) The Systems are in compliance in all material respects with the Copyright Act. The Systems are entitled to hold and do now hold the compulsory copyright license described in Section 111 of the Copyright Act, which compulsory copyright license is in full force and effect and has not been revoked, cancelled, encumbered or adversely affected in any manner except as to matters impacting the cable television industry generally.

          (c) Rifkin is not liable to any person or entity for, and the Assets and the Systems are not subject to or encumbered by, any copyright infringement under the Copyright Act or otherwise or the infringement of the proprietary right of any other person or entity as a result of the business and operations of the Systems, and there are no violations of the rights of any legal or beneficial copyright owner for or by reason of any secondary or other transmission by or through any of the Assets or the Systems or any other act which is an infringement under or pursuant to any of the provisions of any applicable copyright laws, including without limitation the Copyright Act.

     4.13.     Litigation

          Except as set forth in Exhibit 4.13, (a) there is no Litigation pending or, to Rifkin's knowledge, threatened, by or before any Governmental Authority or private arbitration tribunal, against Rifkin, the Systems or the Assets that could adversely affect the financial condition or operations of the Systems, the Assets, or the ability of Rifkin to perform its obligations under this Agreement, or that seeks or could result in the modification, revocation, termination, suspension, or other limitation of any of the Rifkin Systems Franchises, Rifkin Systems Licenses, Rifkin Systems Contracts or Real Property Interests; and (b) there is not in existence any Judgment requiring Rifkin to take any action of any kind with respect to the Assets or the operation of the Systems, or to which Rifkin (with respect to the Systems), the Systems, or the Assets are subject or by which they are bound or affected.

     4.14.     Financial and Operational Information

          Rifkin has delivered to Bresnan a balance sheet of the Systems as of June 30, 1997 and unaudited statements of operations of the Systems for the month then ended, and other operational information relating to the Systems. The trial balance sheet and operational information are prepared in the ordinary course of business. The statements of profit and loss are prepared in accordance with generally accepted accounting principles, and, except for year-end adjustments which shall not, in the aggregate be material, present fairly the results of operations of the Systems for the periods indicated.

     4.15.     No Material Adverse Change

          Since June 30, 1997, except for changes which affect the cable television industry (nationally or regionally) generally, there has been no material adverse change in the Assets or the financial condition or operations of the Systems, and the Assets and the financial condition and operations of the Systems have not been materially and adversely affected as a result of any fire, explosion, accident, casualty, labor trouble, flood, drought, riot, storm, condemnation, or act of God or public force or otherwise.

     4.16.     Tax Returns; Other Reports

          Rifkin has filed in true and correct form all material federal, state, local, and foreign tax returns and other reports required to be filed, and has timely paid all Taxes that have become due and payable, whether or not so shown on any such return or report, the failure to file or pay which could affect or result in the imposition of a Lien upon the Assets. Rifkin has received no notice of, nor does Rifkin have any knowledge of, any deficiency or assessment or proposed deficiency or assessment from any taxing Governmental Authority that could affect or result in the imposition of a Lien upon the Assets.

     4.17.     Employees

          Rifkin has provided to Bresnan a true and complete list of all individuals employed by the Systems, the date of hire of each such individual, the wage rates or salary and other compensation paid or payable to each of such individuals, the number of days of accrued vacation and accrued sick leave, the date of last wage increase and the amount of such increase. Rifkin is not a party to any written employment contract, agreement, commitment or arrangement with any individual identified in such list. Rifkin is not a party to or subject to any labor, union or collective bargaining agreement or arrangement and has not recognized, nor is it required to recognize nor has it received any demand for recognition by, any collective bargaining representative with respect to employees of the Systems. There have been no labor disputes and Rifkin has no knowledge, after due investigation, of any union organization activity involving the Systems.

     4.18.     Employee Benefits

          Except as described in Exhibit 4.18:

          (a) Rifkin does not have or contribute to any Employee Benefit Plan (as defined in Section 3(3) of ERISA) or any other pension, profit sharing or incentive plan and does not have any obligation to, or arrangement with, employees or former employees for bonuses, incentive compensation, severance pay, retiree benefits, insurance or other benefits (collectively "Employee Benefits");

          (b) If any Employee Benefit Plan of Seller were to be terminated on the date prior to the Closing Date, (i) no liability under Title IV of ERISA would be incurred by Seller, or Buyer and (ii) all benefits accrued to the date prior to the closing date (whether or not vested) would be fully funded to the extent required by and in accordance with regulations of the Pension Benefit Guaranty Corporation governing the funding of terminated Employee Benefit Plans;

          (c) Except for future premiums, future contributions and benefit payments to be made in due course to participants and beneficiaries, all liabilities (for contributions or otherwise) of Seller as of the Closing Date under each Employee Benefit Plan and with respect to Employee Benefits have been paid, and no payment to any Employee Benefit Plan or of any Employee Benefit since December 31, 1996 has been disproportionately large compared to prior payments thereof;

          (d) There has been no violation of the reporting and disclosure requirements imposed under either ERISA or the Internal Revenue Code of 1986, as amended (the "Code"), for which a penalty has been, or which Rifkin has reason to believe may be, imposed with respect to any Employee Benefit Plan;

          (e) No Employee Benefit Plan or related trust has any liability of any nature, accrued or contingent, including, foreign taxes, other than future premium payments and contributions and payments to be made in due course to participants and beneficiaries;

          (f) There is no litigation, arbitration, claim, governmental or other proceeding (formal or informal), or investigation pending, threatened or in prospect (or any basis therefor known to the best of Rifkin's knowledge after due investigation) with respect to any Employee Benefit Plan or related trust, or with respect to any fiduciary, administrator or sponsor (in its capacity as such) of any Employee Benefit Plan;

          (g) No Employee Benefit Plan or related trust of any Employee Benefit Plan is in violation of, or in default with respect to, any law, rule, regulation, order, judgement or decree, nor is any action necessary to avoid violation or default. No event has occurred or, to the best of Rifkin's knowledge after due investigation, is threatened or about to occur which would constitute a prohibited transaction or reportable event under Section 406 of ERISA;

          (h) Each Pension Plan (as defined in Section 3(2) of ERISA) maintained for the employees of the Systems has been qualified from its inception and will be qualified as of the Closing Date under Section 401(a) of the Code, and any related trust has been an exempt trust for that period under Section 501 of the Code. Each Pension Plan has been operated in accordance with its terms;

          (i) No investigation or review by the Internal Revenue Service is currently pending or, to the best of Rifkin's knowledge after due investigation, is contemplated in which the Internal Revenue Service has asserted, or may assert, that any Pension Plan is not qualified under Section 401(a) of the Code or that any related trust is not exempt under Section 501 of the Code. No assessment of any federal income taxes has been made or, to the best of Rifkin's knowledge after due investigation, is contemplated against Rifkin or any related trust of any Pension Plan on the basis of a failure of qualification or exemption. Forms 5500 and related schedules have been timely filed with respect to all Pension Plans. No notice of termination has been filed by the plan administrator pursuant to Section 4041 of ERISA or issued by the Pension Benefit Guaranty Corporation pursuant to
Section 4042 of ERISA with respect to any Pension Plan;

          (j)  Rifkin does not contribute to any multiemployer
Pension Plan within the meaning of Section 3(37) of ERISA;

          (k) Rifkin is not a party to, or obligated to provide benefits under, any future benefit program, including without limitation any plan, program or arrangement which provides medical, dental, vision care, life insurance or disability benefits to any former employee of Rifkin who has terminated employment and is in retirement status;

          (l) Rifkin has complied with all requirements under the Consolidated Omnibus Budget Reconciliation Act of 1986 relating to the continuation of health care coverage for any current or prior employee of Seller or any qualified beneficiary of such employee on or prior to the Closing Date;

          (m) All benefits provided under Seller's Employee Benefits Plans, including without limitation Pension Plans, medical and dental plans, disability plans, and life insurance arrangements, comply with the provisions of the Age Discrimination in Employment Act with respect to Seller's current and prior employees; and

          (n) As of the Closing Date no statutory employee benefit plan (as defined in Section 89(i)(1) of the Code) of Seller will be a discriminatory employee benefit plan (as defined in Section 89(c) of the Code).

5.   BRESNAN'S REPRESENTATIONS AND WARRANTIES

     Bresnan represents and warrants to Rifkin as follows:

     5.1. Organization

          Bresnan is a limited partnership duly organized, validly existing, and in good standing under the laws of the State of Michigan, and has all requisite corporate power and authority to conduct its activities as such activities are currently conducted. Bresnan is duly qualified to do business as a foreign corporation and is in good standing in all jurisdictions in which the nature of its activities makes such qualification necessary.

     5.2. Authority

          Bresnan has all requisite partnership power and authority to execute, deliver, and perform this Agreement and consummate the transactions contemplated hereby. The execution, delivery, and performance of this Agreement and the consummation of the transactions contemplated hereby by Bresnan have been duly and validly authorized by all necessary action on the part of Bresnan. This Agreement has been duly and validly executed and delivered by Bresnan, and is the valid and binding obligation of Bresnan, enforceable against Bresnan in accordance with its terms.

     5.3. No Conflict; Required Consents

          Except as set forth on Exhibit 5.3, the execution, delivery, and performance by Bresnan of this Agreement do not and will not: (a) conflict with or violate any provision of the Certificate of Limited Partnership or Limited Partnership Agreement of Bresnan; (b) violate any provision of any Legal Requirements; or (c) conflict with, violate, result in a breach of, constitute a default under (without regard to requirements of notice, lapse of time, or elections of other Persons, or any combination thereof) or accelerate or permit the acceleration of the performance required by, any Contract to which Bresnan is a party or by which Bresnan or the assets or properties owned or leased by it are bound or affected; or (d) require any consent, approval, or authorization of, or filing of any certificate, notice, application, report, or other document with, any Governmental Authority or other Person.

     5.4. Brokers

          Except for HPC Puckett, Bresnan has not engaged any broker, finder or agent in connection with this transaction and has not incurred any unpaid liability to any broker, finder or agent for any brokerage fees, finders fees or commissions with respect to the transactions contemplated by this Agreement. Bresnan agrees to indemnify Rifkin for any fees payable to HPC Puckett.

6.   COVENANTS

     6.1. Certain Affirmative Covenants

          Except as the other party may otherwise consent in writing, between the date of this Agreement and Closing:

          6.1.1.    Operation by Rifkin

          Rifkin shall operate the Systems only in the usual, regular, and ordinary course and in accordance with past practices (including but not limited to completing line extensions, placing conduit or cable in new developments, fulfilling installation requests, and continuing work on existing construction projects) and, to the extent consistent with such operation, use its reasonable efforts to (a) preserve the current business organization of the Systems intact, including preserving existing relationships with franchising authorities, suppliers, customers, and others having business dealings with the Systems, unless the other party requests otherwise, (b) keep available the services of its employees providing services in connection with the Systems, and (c) continue normal marketing, advertising, and promotional expenditures with respect to the Systems.

          6.1.2.    Maintenance of Assets

          Rifkin shall maintain all material items of Tangible Personal Property in good condition and repair, ordinary wear excepted, and Rifkin shall maintain in full force and effect policies of insurance with respect to the Assets and the operation of the Systems, in such amounts and with respect to such risks as are customarily maintained by operators of cable television systems of the size and in the geographic location of the Systems.

          6.1.3.    Rifkin Books and Records

          Rifkin shall maintain its books, records, and accounts with respect to the Assets and the operation of the Systems in the usual, regular, and ordinary manner on a basis consistent with past practices.

          6.1.4.    Access

          Rifkin shall give to Bresnan, and its counsel, accountants, and other representatives, full access during normal business hours to its System or Systems, all of its Assets, its books and records, and its Systems' personnel; and shall furnish all such additional documents, financial information, and other information as the other from time to time reasonably may request; provided that no investigation conducted by Bresnan shall affect or limit the scope of any of the representations and warranties herein or in any Transaction Document or limit liability for any breach of such representations and warranties. Bresnan shall use its reasonable efforts to inform Rifkin of any breach of a representation or warranty of Rifkin hereunder of which Bresnan becomes aware; provided that failure or delay in providing such information shall not affect Rifkin's obligations hereunder, and shall not create any liability on the part of Bresnan under this Agreement or otherwise.

          6.1.5.    Consents

          Rifkin shall use its commercially-reasonable efforts to obtain in writing as promptly as possible the Required Consents and any other consent, authorization, or approval required to be obtained by Rifkin in connection with the transactions contemplated hereunder. Bresnan shall cooperate with Rifkin in obtaining such consents, including, without limitation, attending such meetings and making such filings as may be reasonably requested in connection therewith. Rifkin shall deliver to Bresnan copies, reasonably satisfactory in form and substance to Bresnan, of the Required Consents and such other consents, authorizations, or approvals. Neither Rifkin nor Bresnan shall accept or agree or accede to any modifications or amendments to, or any conditions to the transfer of, any of the Rifkin Systems Franchises, Rifkin Systems Licenses, Rifkin Systems Contracts or Real Property Interests that are not reasonably acceptable to the other.

          6.1.6.    Financial and Operating Statements; Reports

          Rifkin shall promptly deliver to Bresnan, upon reasonable request, true and complete copies of all monthly financial statements and operating reports and any reports with respect to the operation of the Systems prepared by or for Rifkin at any time from the date hereof until Closing, and any other similar materials which Bresnan may reasonably request.

          6.1.7.    Notification

          Each party shall promptly notify the other of (a) any circumstance, event, or action by it or otherwise which, if known at the date of this Agreement, would have been required to be disclosed in or pursuant to this Agreement, and (b) the existence, occurrence, or taking of circumstance, event or action which would result in any of its representations and warranties in this Agreement or in any Transaction Document not being true and correct in all material respects when made or at Closing.

     6.2. Certain Negative Covenants

          Except as the other party may consent in writing, or as otherwise contemplated by this Agreement, between the date of this Agreement and Closing:

          6.2.1.    Rifkin System Contracts, Franchises, Real
               Property Interests and Licenses

          Rifkin shall not modify in any material respect, terminate, suspend, or abrogate any Rifkin Systems Contract, Rifkin Systems Franchise, Real Property Interest or Rifkin Systems License. Rifkin shall not renew any Rifkin Systems Franchise other than in the ordinary course of business.

          6.2.2.    Disposition of Assets

          Rifkin shall not sell or otherwise dispose of any Assets other than in the ordinary course of business.

          6.2.3.    Contrary Actions

          Rifkin shall not enter into any transaction or take any action that would result in any of its representations and warranties in this Agreement or in any Transaction Document not being true and correct in all material respects when made or at Closing.

          6.2.4.    Practices Other than in the Ordinary Course

          Rifkin shall not engage in any marketing, subscriber installation, or collection practices that are inconsistent with its past practices.

     6.3. Confidentiality

          Any non-public information that either party may obtain from the other in connection with this Agreement, including the terms of this Agreement, with respect to the other's Systems shall be confidential and, unless and until Closing shall occur, such party shall not disclose any such information to any other Person (other than its directors, officers and employees, and representatives of its advisers and lenders whose knowledge thereof is necessary in order to facilitate the consummation of the transactions contemplated hereby) or use such information to the detriment of the other; provided that (a) such party may use and disclose any such information once it has been publicly disclosed (other than by such party in breach of its obligations under this Section) or which rightfully has come into the possession of such party (other than from the other party), and
(b) to the extent that such party may, in the reasonable judgment of its counsel, be compelled by Legal Requirements to disclose any of such information, such party may disclose such information if it shall have used all reasonable efforts, and shall have afforded the other the opportunity, to obtain an appropriate protective order, or other satisfactory assurance of confidential treatment, for the information compelled to be disclosed. In the event of termination of this Agreement, each party shall use all reasonable efforts to cause to be delivered to the other, and retain no copies of, any documents, work papers and other materials obtained by such party or on its behalf from the other, whether so obtained before or after the execution hereof.

     6.4. Publicity

          Bresnan and Rifkin each shall consult and cooperate with the other with respect to the content and timing of all press releases and other public announcements, and any oral or written statements to Rifkin's employees concerning this Agreement and the transactions contemplated hereby. Except as required by applicable Legal Requirements, neither Bresnan nor Rifkin shall make any such release, announcement, or statements without the prior written consent and approval of the other.

     6.5. HSR Act Compliance

          As soon as reasonably practicable, and in any event within thirty days after the date of this Agreement, Bresnan and Rifkin shall take any and all actions necessary to comply with the HSR Act. The fees payable to Governmental Authorities required for such filings relating to the transfer of the Systems shall be shared equally by Rifkin and Bresnan. If any Governmental Authority shall challenge the transactions contemplated hereby, or request any additional filings or information, neither Bresnan nor Rifkin shall have any obligation to contest such challenge or make or provide any such filing or information, and in any such event each shall be entitled, at its option, to withdraw its filing and terminate this Agreement.

     6.6. Consents

          Subsequent to Closing, each of Bresnan with respect to its System and Assets and Rifkin with respect to its Systems and Assets shall cooperate with the other party in such party's efforts to obtain all consents, authorizations, or approvals required to be obtained in connection with the transactions contemplated hereunder which was not obtained on or before Closing.

7.   CONDITIONS PRECEDENT

     7.1. Conditions to Rifkin's Obligations

          The obligations of Rifkin to consummate the transactions contemplated by this Agreement shall be subject to the following conditions, which may be waived by Rifkin:

          7.1.1.    Accuracy of Representations and Warranties

          The representations and warranties of Bresnan in this Agreement and in any Transaction Document shall be true and accurate in all material respects at and as of Closing with the same effect as if made at and as of Closing.

          7.1.2.    Performance of Agreements

          Bresnan shall have performed in all material respects all obligations and agreements and complied in all material respects with all covenants in this Agreement and in any Transaction Document to be performed and complied with by it at or before Closing.

          7.1.3.    Deliveries

          Rifkin shall have received all items specified in
Section 8.2.

          7.1.4.    Legal Proceedings

          There shall be no Legal Requirement, and no Judgment shall have been entered and not vacated by any Governmental Authority of competent jurisdiction in any Litigation or arising therefrom, that (a) enjoins, restrains, makes illegal, or prohibits consummation of the transactions contemplated by this Agreement or by any Transaction Document.

          7.1.5.    HSR Act Compliance

          All waiting periods under the HSR Act applicable to this Agreement or the transactions contemplated hereby shall have expired or been terminated.

     7.2. Conditions to Bresnan's Obligations

          The obligations of Bresnan to consummate the transactions contemplated by this Agreement shall be subject to the following conditions, which may be waived by Bresnan:

          7.2.1.    Accuracy of Representations and Warranties

          The representations and warranties of Rifkin in this Agreement and in any Transaction Document to which Rifkin is a party shall be true and accurate in all material respects at and as of Closing with the same effect as if made at and as of Closing.

          7.2.2.    Performance of Agreements

          Rifkin shall have performed in all material respects all obligations and agreements and complied in all material respects with all covenants in this Agreement and in any Transaction Document to be performed and complied with by it at or before Closing.

          7.2.3.    Deliveries

          Bresnan shall have received each of the items specified in Section 8.3.

          7.2.4.    Legal Proceedings

          There shall be no Legal Requirement, and no Judgment shall have been entered and not vacated by any Governmental Authority of competent jurisdiction in any Litigation or arising therefrom, that (a) enjoins, restrains, makes illegal, or prohibits consummation of the transactions contemplated hereby or by any Transaction Document; or (b) requires separation or divestiture by Bresnan of all or any significant portion of the Assets after Closing, and there shall be no Litigation pending or threatened seeking, or that if successful would have the effect of, any of the foregoing.

          7.2.5.    HSR Act Compliance

          All waiting periods under the HSR Act applicable to this Agreement or the transactions contemplated hereby shall have expired or been terminated.

          7.2.6.    Consents

          Bresnan shall have received evidence, in form and substance reasonably satisfactory to it, that the Required
Consents have been obtained.

          7.2.7.    No Material Adverse Change

          There shall not have been any material adverse change, other than changes affecting the cable television industry (nationally or regionally) generally, in the Assets or the financial condition or operations of the Systems since the date of this Agreement.

          7.2.8     Documents and Records

          Rifkin shall have delivered to Bresnan (a) all existing blueprints, schematics, working drawings, plans, specifications, projections, statistics, engineering records, System construction and as-built maps relating to the Systems that are in its possession, and (b) all customer lists, files and records used by Rifkin in connection with the operation of the Systems, including a list of all pending subscriber hook-ups, disconnect and repair orders, supply orders, and any other lists reasonably necessary to the operation of the Systems. Delivery of the foregoing shall be deemed made to the extent such lists, files and records are then located at any of the offices included in the Owned Property or Real Property Interests.

8.   CLOSING

     8.1. Closing

          The closing of the transactions contemplated by this Agreement ("Closing") shall take place, contemporaneously with the Closing under the Exchange Agreement, at a time and location mutually determined by Bresnan and Rifkin; provided, however, that either party may, at its option, upon five days' notice to the other, adjourn Closing to the last day of the month, but not later than the Outside Closing Date, to allow for satisfaction of the conditions set forth in Sections 7.1 and 7.2. The parties shall, without expanding or modifying their obligations hereunder, exercise all commercially reasonable efforts to cause Closing to occur on or before December 31, 1997 (the "Outside Closing Date").

     8.2. Bresnan's Obligations

          At Closing, Bresnan shall deliver or cause to be delivered to Rifkin, the following:

          8.2.1.    Purchase Price

          The Purchase Price, in the manner specified in Section
2.3.

          8.2.2.    Indemnity Escrow Agreement

          The Indemnity Escrow Agreement, duly executed on behalf of Bresnan.

          8.2.3.    Current Items Amount

          The agreed estimated Current Items Amount, if it favors
Rifkin.

          8.2.4.    Evidence of Necessary Actions

          Evidence reasonably satisfactory to Rifkin that Bresnan has taken all action necessary to authorize the execution of this Agreement and all other Transaction Documents and the consummation of the transactions contemplated hereby.

          8.2.5.    Officer's Certificate

          A certificate, signed by an officer of Bresnan, dated as of the Closing, certifying that the conditions set forth in
Section 7.1.1 and Section 7.1.2 have been satisfied.

          8.2.6.    Bresnan Counsel Opinion

          An opinion of Cole, Raywid & Braverman, L.L.P., counsel for Bresnan, in substantially the form attached hereto as Exhibit
8.2.6.

          8.2.7     FIRPTA Certificate

          FIRPTA Non-Foreign Seller Certificate certifying that
Bresnan is not a foreign person within the meaning of Section
1445 of the Code of 1986.

          8.2.8     Other

          Such other documents and instruments as shall be necessary to effect the intent of this Agreement and consummate the transactions contemplated hereby.

     8.3. Rifkin's Obligations

          At Closing, except as otherwise provided below, Rifkin shall deliver or cause to be delivered to Bresnan the following:

          8.3.1.    Current Items Amount

          The agreed estimated Current Items Amount, if it favors
Bresnan.

          8.3.2.    Indemnity Escrow Agreement

          The Indemnity Escrow Agreement, duly executed on behalf of Rifkin.

          8.3.3.    Bill of Sale and Assignment

          The executed Rifkin Bill of Sale and Assignment and
Assumption Agreement in the form of Exhibit 8.3.3.

          8.3.4.    Vehicle Titles

          Title certificates to all vehicles included among the Assets, endorsed for transfer of title to Bresnan, and separate bills of sale therefor, if required by the laws of the States in which such vehicles are titled.

          8.3.5.    Evidence of Necessary Actions

          Evidence reasonably satisfactory to Bresnan that Rifkin has taken all action necessary to authorize the execution of this Agreement and all other Transaction Documents and the consummation of the transactions contemplated hereby.

          8.3.6.    Deeds

          Special warranty deeds conveying to Bresnan each parcel of the Owned Property.

          8.3.7.    Officer's Certificate

          A certificate, executed by an officer of Rifkin, certifying that the conditions described in Section 7.2.1 and
Section 7.2.2 have been satisfied.

          8.3.8.    Rifkin Counsel Opinion

          An opinion of Baker & Hostetler, counsel for Rifkin, in substantially the form set forth as Exhibit 8.3.8.

          8.3.9.    FCC Opinion

          An opinion of Cole, Raywid & Braverman, L.L.P., in substantially the form set forth as Exhibit 8.3.9.

          8.3.10    Lien Releases

          Evidence satisfactory to Bresnan that all Liens (other than Permitted Liens) affecting or encumbering the Assets have been terminated, released, or waived, as appropriate, or original, executed instruments in form satisfactory to Bresnan effecting such terminations, releases, or waivers.

          8.3.11    FIRPTA Certificate

          FIRPTA Non-Foreign Seller Certificate certifying that
Rifkin is not a foreign person within the meaning of Section 1445 of the Code.

          8.3.12    Other

          Such other documents and instruments as shall be necessary to effect the intent of this Agreement and consummate the transactions contemplated hereby.

9.   TERMINATION AND DEFAULT

     9.1. Termination Events

          This Agreement may be terminated and the transactions contemplated hereby may be abandoned:

          9.1.1.    Mutual Agreement

          At any time, by the mutual agreement of Rifkin and Bresnan.

          9.1.2.    Default

          By either Rifkin or Bresnan, if it is not then in material breach or default, at any time that the other is in material breach or default of its respective covenants, agreements, or other obligations herein or in any Transaction Document, or if any of its representations herein or in any Transaction Document are not true and accurate in all material respects when made or when otherwise required by this Agreement or any Transaction Document to be true and accurate.

          9.1.3.    Failure to Meet Conditions Prior to Outside
Closing Date

          By either Rifkin or Bresnan, upon written notice to the other, if any of the conditions to its obligations set forth in Sections 7.1 and 7.2, respectively, shall not have been satisfied on or before the Outside Closing Date, for any reason other than a material breach or default by such party of its respective covenants, agreements, or other obligations hereunder, or any of its representations herein not being true and accurate in all material respects when made or when otherwise required by this Agreement to be true and accurate in all material respects.

     9.2. Effect of Termination

          If this Agreement shall be terminated pursuant to
Section 9.1, all obligations of the parties hereunder shall terminate, except for the obligations set forth in Sections 6.3, 11.1, 11.2 and 11.13. Termination of this Agreement pursuant to Sections 9.1.1 or 9.1.2 shall not limit or impair any remedies that either Bresnan or Rifkin may have with respect to a breach or default by the other of its covenants, agreements or obligations hereunder.

10.  INDEMNIFICATION

     10.1.     Indemnification by Bresnan

          From and after Closing, Bresnan shall indemnify and hold harmless Rifkin, its affiliates, partners, officers, employees, agents, and representatives, and any Person claiming by or through any of them, as the case may be, from and against any and all Losses arising out of or resulting from: (a) any representations and warranties made by Bresnan in this Agreement or in any Transaction Document not being true and accurate in all material respects, when made or at Closing; (b) any failure by Bresnan to perform in all material respects any of its covenants, agreements, or obligations in this Agreement or in any Transaction Document; and (c) the Assumed Obligations. If, by reason of the claim of any third party relating to any of the matters subject to such indemnification, a Lien is placed or made upon any of the properties or assets owned or leased by Rifkin or any other Indemnitee under this Section, in addition to any indemnity obligation of Bresnan under this Section, Bresnan shall furnish a bond sufficient to obtain the prompt release thereof within ten days after receipt from Rifkin of notice thereof.

     10.2.     Indemnification by Rifkin

          From and after Closing, Rifkin shall indemnify and hold harmless Bresnan, its affiliates, officers and directors, employees, agents, and representatives, and any Person claiming by or through any of them, as the case may be, from and against any and all Losses arising out of or resulting from: (a) any representations and warranties made by Rifkin in this Agreement or in any Transaction Document not being true and accurate in all material respects when made or at Closing; (b) any failure by Rifkin to perform in all material respects any of its covenants, agreements, or obligations in this Agreement or in any Transaction Document; (c) the operation and ownership of the Systems prior to the Closing Time; and (d) all liabilities of Rifkin or relating to the Systems that are not Assumed Obligations.

     10.3.     Procedure for Indemnified Third Party Claim

          Promptly after receipt by a party entitled to indemnification hereunder (the "Indemnitee") of written notice of the assertion or the commencement of any Litigation with respect to any matter referred to in Sections 10.1 or 10.2, the Indemnitee shall give written notice thereof to the party from whom indemnification is sought pursuant hereto (the "Indemnitor") and thereafter shall keep the Indemnitor reasonably informed with respect thereto if the Indemnitor does not assume the defense of such claim; provided, however, that failure of the Indemnitee to give the Indemnitor notice as provided herein shall not relieve the Indemnitor of its obligations hereunder, except to the extent that such failure to give notice shall prejudice any defense or claim available to the Indemnitor. In case any Litigation shall be brought against any Indemnitee, the Indemnitor shall be entitled to assume the defense thereof with counsel reasonably satisfactory to the Indemnitee, at the Indemnitor's sole expense; provided, however, that if the Litigation relates to a claim for which Bresnan is entitled to indemnification pursuant to Section 10.2, Bresnan may, at its option, require Rifkin to assume the defense thereof with counsel reasonably satisfactory to Bresnan, at Rifkin's sole expense. If the Indemnitor shall assume the defense of any Litigation, it shall not settle the Litigation unless the settlement shall include as an unconditional term thereof the giving by the claimant or the plaintiff of a release of the Indemnitee, satisfactory to the Indemnitee, from all liability with respect to such Litigation. If the Indemnitor does not assume the defense of any Litigation, the Indemnitor shall nevertheless provide reasonable cooperation to the Indemnitee in the defense of such Litigation, and any settlement of such Litigation shall be on terms reasonable satisfactory to the Indemnitor.

     10.4.     Time and Manner of Certain Claims

          The indemnification obligations and remedies set forth in this Article 10 are intended to be the sole and exclusive remedy of the parties with respect to the matters for which indemnification may be sought pursuant to Sections 10.1 or 10.2 or elsewhere in this Agreement. No claim or action seeking indemnification pursuant to this Section 10 shall be commenced until the date (the "Initial Claim Date") on which the aggregate amount claimed by the party seeking indemnification exceeds $25,000 (the "Threshold Amount"). Following the Initial Claim Date, claims or actions seeking indemnification may be commenced at any time prior to the date (the "Final Claim Date") which is one year following the Closing Date. Rifkin shall have not obligation or liability under this Section 10 to the extent that such obligation or liability, in the aggregate, exceeds $2,000,000 (the "Indemnification Limitation"). Matters relating to federal, state or local taxes, copyright laws and regulations and Environmental Laws, and claims with respect to title to the Assets, may be made at any time following the Initial Claim Date and prior to thirty days following the expiration of the applicable statute of limitations with respect thereto (without regard to the Final Claim Date), and shall not be subject to the Indemnification Limitation. The Threshold Amount shall not be deductible from any amount payable in accordance with the provisions of this Article 10.

     10.5.     Escrow Upon Fundamental Changes

          If Rifkin (a) sells all or substantially all of its assets, (b) merges with or into any other entity, (c) dissolves or liquidates, or (d) takes any other action in connection with or in preparation for winding up its business, Rifkin shall place the sum of $2,000,000, less any amount previously paid to Bresnan pursuant to this Section 10, in escrow with an escrow agent reasonably acceptable to Bresnan. Such amount, less the sum of any amount for which an unresolved claim has been made pursuant to this Article 10, shall be released to Rifkin on the date which is ten business days following the Final Claim Date. Any amount held following the Final Claim Date shall be disbursed upon, and in accordance with, the resolution of the related claim.

11.  MISCELLANEOUS PROVISIONS

     11.1.     Expenses

          Except as otherwise provided in Section 11.13 or elsewhere in this Agreement, each of the parties shall pay its own expenses and the fees and expenses of its counsel, accountants, and other experts in connection with this Agreement.

     11.2.     Brokers

          Bresnan shall indemnify and hold Rifkin harmless from and against any and all Losses arising from any employment by it of, or services rendered to it by, any finder, broker, agency, or other intermediary, in connection with the transactions contemplated hereby, or any allegation of any such employment or services. Rifkin shall indemnify and hold Bresnan harmless from and against any and all Losses arising from any employment by it of, or services rendered to it by, any finder, broker, agency, or other intermediary, in connection with the transactions contemplated hereby, or any allegation of any such employment or services.

     11.3.     Waivers

          No action taken pursuant to this Agreement, including any investigation by or on behalf of any party hereto, shall be deemed to constitute a waiver by the party taking the action of compliance with any representation, warranty, covenant or agreement contained herein or in any Transaction Document. The waiver by any party hereto of any condition or of a breach of another provision of this Agreement or any Transaction Document shall be in writing and shall not operate or be construed as a waiver of any other condition or subsequent breach. The waiver by any party of any of the conditions precedent to its obligations under this Agreement shall not preclude it from seeking redress for breach of this Agreement other than with respect to the condition so waived.

     11.4.     Notices

          All notices, requests, demands, applications, services of process, and other communications which are required to be or may be given under this Agreement or any Transaction Document shall be in writing and shall be deemed to have been duly given if sent by telecopy or facsimile transmission, or delivered by courier or mailed, certified first class mail, postage prepaid, return receipt requested, to the parties hereto at the following addresses:

     If to Bresnan:

          Bresnan Communications Company
          709 Westchester Avenue
          White Plains, New York  10604
          Attn:  Bob Bresnan
          Facsimile:  914/993-6601


     with a copy (which shall not constitute notice) to:

          Cole, Raywid & Braverman, L.L.P.
          1919 Pennsylvania Avenue, NW
          Suite 200
          Washington, DC  20006
          Attn:  Ann Flowers
          Facsimile:  202/452-0067

     If to Rifkin:

          Rifkin & Associates, Inc.
          360 South Monroe
          Suite 600
          Denver, Colorado  80209
          Facsimile:  303/322-3553

     with a copy (which shall not constitute notice) to:

          Stuart Rifkin
          Baker & Hostetler
          303 East 17th Avenue
          Suite 1100
          Denver, Colorado  80203
          Facsimile:  303/861-2307

or to such other address as any party shall have furnished to the other by notice given in accordance with this Section. Such notice shall be effective, (a) if delivered in person or by courier, upon actual receipt by the intended recipient, or (b) if sent by telecopy or facsimile transmission, upon confirmation of delivery, or (c) if mailed, upon the date of delivery as shown by the return receipt therefor or upon refusal to accept delivery.

     11.5.     Entire Agreement; Prior Representations;
Amendments

          This Agreement and the Exchange Agreement embody the entire agreement between the parties hereto with respect to the subject matter hereof and supersede all prior representations, agreements and understandings, oral or written, with respect thereto. Notwithstanding any representations which may have been made by either party in connection with the transactions contemplated by this Agreement, each party acknowledges that (a) it has not relied on any representation by the other party with respect to such transactions, the Assets or the Systems except those contained in this Agreement or the Exhibits hereto, and (b) its execution of this Agreement specifically precludes any negligent misrepresentation or other claims by it based on any representation made by the other party which is not contained in this Agreement or the Exhibits hereto. This Agreement may not be modified orally, but only by an agreement in writing signed by the party or parties against whom any waiver, change, amendment, modification, or discharge may be sought to be enforced.

     11.6.     Binding Effect; Benefits

          This Agreement shall inure to the benefit of and will be binding upon the parties hereto and their respective heirs, legal representatives, successors, and permitted assigns. Rifkin shall not assign this Agreement or delegate any of its duties hereunder to any other Person without the prior written consent of Bresnan. Bresnan shall have the right to assign this Agreement and its rights and duties hereunder, in whole or in part, to any party without the consent of Rifkin so long as such assignee assumes and agrees to discharge all (or the relevant portion) of Bresnan's duties hereunder, and Bresnan agrees to remain liable for payment of the Purchase Price. For purposes of this Section, any change in control of Rifkin or Bresnan shall constitute an assignment by it of this Agreement.

     11.7.     Headings and Exhibits

          The section and other headings contained in this Agreement are for reference purposes only and will not affect the meaning or interpretation of this Agreement. Reference to Exhibits shall, unless otherwise indicated, refer to the Exhibits attached to this Agreement, which shall be incorporated in and constitute a part of this Agreement by such reference.

     11.8.     Governing Law

          The validity, performance, and enforcement of this agreement and all transaction documents, unless expressly provided to the contrary, shall be governed by the laws of the State of Michigan, without giving effect to the principles of conflicts of law of such state.

     11.9.     Severability

          Any term or provision of this Agreement which is invalid or unenforceable shall be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining rights of the Person intended to be benefitted by such provision or any other provisions of this Agreement.

     11.10.    Third Parties; No Joint Venture

          This Agreement constitutes an agreement solely among the parties hereto, and, except as otherwise provided herein, is not intended to and will not confer any rights, remedies, obligations, or liabilities, legal or equitable, including any right of employment, on any Person other than the parties hereto and their respective successors, or assigns, or otherwise constitute any Person a third party beneficiary under or by reason of this Agreement. Nothing in this Agreement, expressed or implied, is intended to or shall constitute the parties hereto partners or participants in a joint venture.

     11.11.    No Recourse to Partners of Rifkin

          No claim under this Agreement shall be made against the general partner or any limited partner of Rifkin or enforced against any of such partners or any of their assets in any action brought by reason of this Agreement or the transactions contemplated hereby.

     11.12.    Construction

          This Agreement has been negotiated by Rifkin and Bresnan and their respective legal counsel, and legal or equitable principles that might require the construction of this Agreement or any provision of this Agreement against the party drafting this Agreement shall not apply in any construction or interpretation of this Agreement.

     11.13.    Attorneys' Fees

          If any Litigation between Bresnan and Rifkin with respect to this Agreement or the transactions contemplated hereby shall be resolved or adjudicated by a Judgment of any court, the party prevailing under such Judgment shall be entitled, as part of such Judgment, to recover from the other party its reasonable attorneys' fees and costs and expenses of litigation.

     11.14.    Risk of Loss

          The risk of any loss or damage to the Assets resulting from fire, theft or any other casualty (except reasonable wear and tear) shall be borne by Rifkin at all times prior to the Closing Time. In the event that any such loss or damage shall be sufficiently substantial so as to preclude and prevent resumption of normal operations of any material portion of a System or the replacement or restoration of the lost or damaged property within 40 days from the occurrence of the event resulting in such loss or damage, Rifkin shall immediately notify Bresnan in writing of the inability to resume normal operations or to replace or restore the lost or damaged property, and Bresnan, at any time within ten days after receipt of such notice, may elect by written notice to Rifkin to either (a) waive such defect and proceed toward consummation of the transaction in accordance with terms of this Agreement, or (b) terminate this Agreement. If Bresnan elects to so terminate this Agreement, both parties shall stand fully released and discharged of any and all obligations hereunder. If Bresnan shall elect to consummate the transactions contemplated by this Agreement notwithstanding such loss or damage and does so, all insurance proceeds payable as a result of the occurrence of the event resulting in such loss or damage shall be delivered by the notifying party to the other, or the rights thereto shall be assigned by Rifkin to Bresnan if not yet paid over to Bresnan, and Rifkin shall pay to Bresnan an amount equal to the difference between the amount of such insurance costs and the full replacement cost of the damaged or lost Assets.

     11.15.    Counterparts

          This Agreement may be executed in any number of counterparts, each of which, when executed, shall be deemed to be an original and all of which together will be deemed to be one and the same instrument.

          IN WITNESS WHEREOF, each of the parties has caused this Agreement to be duly executed on its behalf as of the date first hereinabove set forth.

BRESNAN COMMUNICATIONS             RIFKIN ACQUISITION PARTNERS,
L.L.L.P. COMPANY

By:  BCI (USA), L.P., its     By:  Rifkin Acquisition Management,
managing general partner           L.P.,its general partner


By:  Bresnan Communications, Inc.,      By: RT Investments Corp.,
     its managing general partner             its general partner



     By:_____________________      By:_____________________

1.   CERTAIN DEFINITIONS . . . . . . . . . . . . . . . . . . . . . . . .  1

2.   PURCHASE AND SALE OF THE ASSETS . . . . . . . . . . . . . . . . . .  5
     2.1. Agreement to Purchase and Sell . . . . . . . . . . . . . . . .  5
          2.1.1.                                                 Assets.  5
          2.1.2.                                         Excluded Assets  6
     2.2. Deposit. . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
     2.3. Purchase Price . . . . . . . . . . . . . . . . . . . . . . . .  7
     2.4. Bresnan Assumed Obligations. . . . . . . . . . . . . . . . . .  7
     2.5. Current Items Amount . . . . . . . . . . . . . . . . . . . . .  8
          2.5.1.Eligible Accounts Receivable                              8
          2.5.2.Advance Payments and Deposits                             8
          2.5.3.Revenues and Expenses                                     8
          2.5.4.Subscriber Adjustment                                     9
     2.6. Current Items Amount Calculated. . . . . . . . . . . . . . . .  9
     2.7. Allocation . . . . . . . . . . . . . . . . . . . . . . . . . . 10

3.   RELATED MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . 10
     3.1. Employees. . . . . . . . . . . . . . . . . . . . . . . . . . . 10
     3.2. Use of Names and Logos . . . . . . . . . . . . . . . . . . . . 10
     3.3. Transfer Taxes . . . . . . . . . . . . . . . . . . . . . . . . 10
     3.4. Agreement Not to Compete . . . . . . . . . . . . . . . . . . . 11
     3.5. Further Assurances . . . . . . . . . . . . . . . . . . . . . . 11

4.   RIFKIN'S REPRESENTATIONS AND WARRANTIES . . . . . . . . . . . . . . 11
     4.1. Organization . . . . . . . . . . . . . . . . . . . . . . . . . 11
     4.2. Authority. . . . . . . . . . . . . . . . . . . . . . . . . . . 11
     4.3. No Conflict; Required Consents . . . . . . . . . . . . . . . . 11
     4.4. Title, Condition, and Sufficiency of Assets. . . . . . . . . . 12
     4.5. Real Property. . . . . . . . . . . . . . . . . . . . . . . . . 12
          4.5.1.Description                                              12
          4.5.2.Zoning and Restrictive Covenants                         12
          4.5.3.Access and Utilities                                     12
          4.5.4.Easements                                                13
          4.5.5.Environmental Matters                                    13
     4.6. Rifkin System Franchises . . . . . . . . . . . . . . . . . . . 14
     4.7. Rifkin System Licenses . . . . . . . . . . . . . . . . . . . . 15
     4.8. System Installation. . . . . . . . . . . . . . . . . . . . . . 15
     4.9. Carriage of Signals. . . . . . . . . . . . . . . . . . . . . . 15
     4.10.Physical Plant                                                 16
     4.11.Channel Capacity                                               16
     4.12.FCC and Copyright                                              16
          4.12.1. Communications Act . . . . . . . . . . . . . . . . . . 16
          4.12.2. Copyright Act. . . . . . . . . . . . . . . . . . . . . 17
     4.13.Litigation                                                     18
     4.14.Financial and Operational Information                          18
     4.15.No Material Adverse Change                                     18
     4.16.Tax Returns; Other Reports                                     18
     4.17.Employees                                                      19
     4.18.Employee Benefits                                              19

5.   BRESNAN'S REPRESENTATIONS AND WARRANTIES. . . . . . . . . . . . . . 21
     5.1. Organization . . . . . . . . . . . . . . . . . . . . . . . . . 21
     5.2. Authority. . . . . . . . . . . . . . . . . . . . . . . . . . . 21
     5.3. No Conflict; Required Consents . . . . . . . . . . . . . . . . 21
     5.4. Brokers. . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

6.   COVENANTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
     6.1. Certain Affirmative Covenants. . . . . . . . . . . . . . . . . 22
          6.1.1.Operation by Rifkin                                      22
          6.1.2.Maintenance of Assets                                    22
          6.1.3.Rifkin Books and Records                                 23
          6.1.4.Access.                                                  23
          6.1.5.Consents                                                 23
          6.1.6.Financial and Operating Statements; Reports              23
          6.1.7.Notification                                             24
     6.2. Certain Negative Covenants . . . . . . . . . . . . . . . . . . 24
          6.2.1.Rifkin System Contracts, Franchises, Real
               Property Interests and Licenses . . . . . . . . . . . . . 24
          6.2.2.                                   Disposition of Assets 24
          6.2.3.                                        Contrary Actions 24
          6.2.4.             Practices Other than in the Ordinary Course 24
     6.3. Confidentiality. . . . . . . . . . . . . . . . . . . . . . . . 24
     6.4. Publicity. . . . . . . . . . . . . . . . . . . . . . . . . . . 25
     6.5. HSR Act Compliance . . . . . . . . . . . . . . . . . . . . . . 25
     6.6. Consents . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

7.   CONDITIONS PRECEDENT. . . . . . . . . . . . . . . . . . . . . . . . 26
     7.1. Conditions to Rifkin's Obligations . . . . . . . . . . . . . . 26
          7.1.1.              Accuracy of Representations and Warranties 26
          7.1.2.                               Performance of Agreements 26
          7.1.3.                                              Deliveries 26
          7.1.4.                                       Legal Proceedings 26
          7.1.5.                                      HSR Act Compliance 26
     7.2. Conditions to Bresnan's Obligations. . . . . . . . . . . . . . 26
          7.2.1.              Accuracy of Representations and Warranties 27
          7.2.2.                               Performance of Agreements 27
          7.2.3.                                              Deliveries 27
          7.2.4.                                       Legal Proceedings 27
          7.2.5.                                      HSR Act Compliance 27
          7.2.6.                                                Consents 27
          7.2.7.                              No Material Adverse Change 27
          7.2.8.                                   Documents and Records 28

8.   CLOSING . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28
     8.1. Closing. . . . . . . . . . . . . . . . . . . . . . . . . . . . 28
     8.2. Bresnan's Obligations. . . . . . . . . . . . . . . . . . . . . 28
          8.2.1.                                          Purchase Price 28
          8.2.2.                              Indemnity Escrow Agreement 28
          8.2.3.                                    Current Items Amount 28
          8.2.4.                           Evidence of Necessary Actions 29
          8.2.5.                                   Officer's Certificate 29
          8.2.6.                                 Bresnan Counsel Opinion 29
          8.2.7.                                      FIRPTA Certificate 29
          8.2.8.                                                 Other . 29
     8.3. Rifkin's Obligations . . . . . . . . . . . . . . . . . . . . . 29
          8.3.1.                                    Current Items Amount 29
          8.3.2.                              Indemnity Escrow Agreement 29
          8.3.3.                             Bill of Sale and Assignment 29
          8.3.4.                                          Vehicle Titles 30
          8.3.5.                           Evidence of Necessary Actions 30
          8.3.6.                                                 Deeds . 30
          8.3.7.                                   Officer's Certificate 30
          8.3.8.                                  Rifkin Counsel Opinion 30
          8.3.9.                                             FCC Opinion 30
          8.3.10.                                          Lien Releases 30
          8.3.11                                      FIRPTA Certificate 30
          8.3.12                                                 .Other. 31

9.   TERMINATION AND DEFAULT . . . . . . . . . . . . . . . . . . . . . . 31
     9.1. Termination Events . . . . . . . . . . . . . . . . . . . . . . 31
          9.1.1.                                        Mutual Agreement 31
          9.1.2.                                                 Default 31
          9.1.3.        Failure to Meet Conditions Prior to Outside
               Closing Date. . . . . . . . . . . . . . . . . . . . . . . 31
     9.2. Effect of Termination. . . . . . . . . . . . . . . . . . . . . 31

10.  INDEMNIFICATION . . . . . . . . . . . . . . . . . . . . . . . . . . 32
     10.1.                                    Indemnification by Bresnan 32
     10.2.                                     Indemnification by Rifkin 32
     10.3.                   Procedure for Indemnified Third Party Claim 32
     10.4.                             Time and Manner of Certain Claims 33
     10.5.                              Escrow Upon Fundamental Changes  33

11.  MISCELLANEOUS PROVISIONS. . . . . . . . . . . . . . . . . . . . . . 34
     11.1.                                                      Expenses 34
     11.2.                                                       Brokers 34
     11.3.                                                       Waivers 34
     11.4.                                                       Notices 34
     11.5.      Entire Agreement; Prior Representations;
          Amendments . . . . . . . . . . . . . . . . . . . . . . . . . . 36
     11.6.                                      Binding Effect; Benefits 36
     11.7.                                         Headings and Exhibits 36
     11.8.                                                 Governing Law 36
     11.9.                                                  Severability 37
     11.10.                              Third Parties; No Joint Venture 37
     11.11.                            No Recourse to Partners of Rifkin 37
     11.12.                                                 Construction 37
     11.13.                                              Attorneys' Fees 37
     11.14.                                                 Risk of Loss 37
     11.15.                                                 Counterparts 38

Exhibits


Exhibit 2.1.1(a)    Tangible Personal Property
Exhibit 2.1.1(b)    Real Property
Exhibit 2.1.1(c)    Franchises
Exhibit 2.1.1(d)    Governmental Licenses
Exhibit 2.1.1(e)    Material Contracts
Exhibit 2.1.2       Excluded Assets
Exhibit 2.3(b)      Indemnity Escrow Agreement
Exhibit 3.4         Agreement Not to Compete
Exhibit 4.3         Notices and Required Consents
Exhibit 4.4         Liens and Permitted Liens
Exhibit 4.5.2       Zoning and Restrictive Covenants
Exhibit 4.6         Others Holding Franchises
Exhibit 4.9         Rates
Exhibit 4.12.1(e)   Rate Proceedings
Exhibit 4.13        Litigation
Exhibit 4.18        Employee Benefits
Exhibit 5.3         Bresnan Conflicts and Consents
Exhibit 8.2.6       Form of Bresnan Counsel Opinion
Exhibit 8.3.3       Form of Bill of Sale and Assignment and
                    Assumption Agreement
Exhibit 8.3.8       Form of Rifkin Counsel Opinion
Exhibit 8.3.9       Form of Opinion of Cole, Raywid &
                         Braverman, L.L.P.

                            LIST OF EXHIBITS


                                                                       Page

Exhibit 2.1.1(a)    Tangible Personal Property                          E-1
Exhibit 2.1.1(b)    Real Property                                       E-6
Exhibit 2.1.1(c)    Franchises                                          E-9
Exhibit 2.1.1(d)    Governmental Licenses                              E-10
Exhibit 2.1.1(e)    Material Contracts                                 E-11
Exhibit 2.1.2  Excluded Assets                                         E-17
Exhibit 2.3(b) Form of Indemnity Escrow Agreement                      E-18
Exhibit 2.7    Allocation of Purchase Price                            E-19
Exhibit 3.4    Agreement Not to Compete                                E-20
Exhibit 4.3    Notices and Required Consents                           E-21
Exhibit 4.4    Permitted Liens and Liens                               E-22
Exhibit 4.5.2  Zoning and Restrictive Covenants                        E-23
Exhibit 4.6    Others Holding Franchises, Licenses, Permits,
                         etc.                                          E-24
Exhibit 4.9    Rate Schedule                                           E-25
Exhibit 4.12.1(e)   Rate Complaints and Inquiries                      E-26
Exhibit 4.13   Litigation Pending                                      E-27
Exhibit 4.18   Employee Benefit Exclusions                             E-28
Exhibit 5.3    Buyer's Conflicts and Consents                          E-29
Exhibit 8.2.6  Form of Opinion Letter of Counsel for Buyer             E-30
Exhibit 8.3.3  Form of Bill of Sale and Assignment and
                         Assumption Agreement                          E-31
Exhibit 8.3.8  Form of Opinion Letter of Counsel for Seller            E-32
Exhibit 8.3.9  Form of Opinion Letter of FCC Counsel                   E-33

                            EXHIBIT 2.1.1(a)

                           Tangible Personal Property



DISTRIBUTION EQUIPMENT        BAD AXE               BRIDGEPORT

Year Upgraded/Rebuilt:        1989                  1988

Homes Passed at 6/30/97:      1967                  9762

Miles of Plant:
   Aerial                     29.7                  210.09
   Underground                6.26                   50.31

   Total                     35.96                  260.40

Density                       50                    50

Channels:
  Channel Capacity            43                    55
  In Use:                     43                    55

Bandwidth                     330MHz                400MHz

Cable:
   Fiber:                     AL,P1,P3-500, 750     QR, P1,P3-500,750,860
   Trunk:                     AL,P1,P3-412, 500     QR, P1,P3-412,500,540
   Feeder:
   Drops:

Plant Electronics
   Amplifiers Longest         Jerrold               Texscan
   Amplifier Cascade          26                    45

Taps:                         Magnavox, Regal       Texscan, Regal

Premium Security:
   Addressable                None                  None
   Positive/Negative Traps    HBO:  Negative        HBO,Max,
                                                    Showtime:Negative
                              Rest:  Positive       Rest:  Positive
Converters:
   Addressable                None                  None
   Standard                   SA 5811               SA 5811

Exhibit 2.1.1 (a)
         Tangible Personal Property, Con't.


DISTRIBUTION EQUIPMENT   GAGETOWN        HARBOR BEACH       REESE

year Upgraded/Rebuilt    1988            1987               1988

Homes passed at 6/30/97  261             1295               988

Miles of Plant;
     Aerial              8.2             26.5               22.9
     Underground         4.1             2.69               6.32
     Total               12.3            29.19              29.22

Density                  50              50                 50

Channels:
     Channel Capacity    42              40                 54
     In Use:             42              40                 47

Bandwidth                330MHz          318MHz             400MHz

Cable:
     Fiber:              P3-750          P-500, 750         P3-750, QR-860
     Trunk:              P3-500          AL, P1,P3-412,500  P1, P3-500,QR-540
     Feeder:
     Drops:

Plant Electronis
     Amplifiers Longest  Texscan         Jerrold            Texscan
     Amplifier Cascade   12              22                 20

Taps:                    Texscan         RMS,Regal          Texscan, Regal

Premium Security:
     Addressable         None            None               None
     Pos/Neg Traps       All Positive    HBO:Negative       HBO, Max: Negative
                                         Rest: Positive     Rest: Positive

Converters:
     Addressable         None            None               None
     Standard            SA 8511         SA 8511            SA 8511

Exhibit 2.1.1 (a)
      Tangible Personal Property, Con't.

HEADEND EQUIPMENT        BAD AXE                  BRIDGEPORT

Headend Location;        1370 McKenzie Road       5917 S. Reimer
                         Bad Axe, MI  48413       Bridgeport, MI  48722

Headend Site -
     Owned/Leased        Owned                    leased

Tower Type/Size          Guyed, 250 ft.           Guyed, 250 ft.

Earth Stations:          5                        5

Receivers:               DX, Standard             DX, Standard

Modulators:              ISS, Standard            ISS, SA, Standard

Processors:              ISS, Triple Crow         ISS, SA, Cadco

Stereo Encoders:         SA                       SA

Scrambler/Encoders:      Eagle, Pico              Eagle, Pico

Descramblers:            Videocypher, Digicypher  Videocypher, Digicypher

Ad Insertion             N/A                      Ad Command
Equipment:

Backup Power Supply:     Gen on Trailer           Gen on Trailer

Exhibit 2.1.1 (a)
           Tangible Personal Property, Con't.

HEADEND EQUIPMENT    GAGETOWN           HARBOR BEACH      REESE

Headend Location;    6747 McEldowny Rd. 842 N. Huron Rd.  9754 Dixie Rd.
                     Gagetown, MI 48735 Harbor Beach, Mi    Reese, Mi  48757
                                        48441

Headend Site -
     Owned/Leased    Leased             Owned             Leased

Tower Type/Size      Self Supt, 75 ft.  Guyed, 480 ft.    Guyed, 175 ft.

Earth Stations:      5                  5                 5

Receivers:           Drake, Standard    DX                ISS, SA

Modulators:          ISS, Standard      ISS, Standard     ISS, SA

Stereo Encoders:     SA                 SA                SA

Scrambler/Encoders:  Eagle, Pico        Eagle, Pico       Eagle, Pico

Descramblers:        Videocypher,       Videocypher,      Videocypher,
                     Digicypher         Digicypher        Digicypher

Ad Insertion
Equipment:           N/A                N/A               N/A

Backup Power Supply  Gen on Trailer     Gen on Trailer    Gen on Trailer

                        EXHIBIT 2.1.1(a)



VEHICLES:

Year        Make          Body           Vehicle I.D. #           Date
Acquired

1990      Chevrolet   Van w/aerial lift 2GCGG35K8L412 4546       01/31/90
1991      Chevrolet   Station wagon     1GNCT18Z9M010 8191       03/21/90
1991      GMC         Van               1GTGG35K7M750 8212       06/04/91
1992      GMC         Safari            1GTDM15Z8NB52 1305       03/27/92
1993      GMC         Vandura           1GTEG25K9PF50 7266       04/05/93
1993      GMC         Vandura           1GTEG25K6PF50 7029       03/22/93
1994      GMC         Vandura           1GTEG25K3RF53 4823       09/06/94
1995      GMC         Vandura           1GTEG25K6SF50 4950       11/18/94
1995      Chevrolet   Van               1GCEG25K3SF18 9508       05/04/95
1995      Buick       Century           1G4AG55M9S650 5247       09/27/95
1995      Chevrolet   Van               1GCEG25K8SF24 9220       03/20/96


Total Vehicles:  11

                             EXHIBIT 2.1.1(b)

                               Real Property


1.   Owned Property

     Warranty Deed dated September 1, 1995 to Rifkin Acquisition
     Partners, L.L.L.P. for real property located in the Township of Colfax, City of Huron, State of Michigan (Bad Axe Headend)

          Legal Description:  The West 600.0 feet of the Southerly
          700.0 feet of the Southeast quarter of the Southwest quarter of Section 26, Township 16 North, Range 12 East, Colfax Township, Huron County, Michigan, except easements and rights of way of record.

     Warranty Deed dated September 1, 1995 to Rifkin Acquisition
     Partners, L.L.L.P. for real property located in the City of Harbor Beach, County of Huron, State of Michigan (Harbor Beach Headend).

          Legal Description: Commencing at the Northwest corner of Government Lot 2, Section 1, Township 16 North, Range 15
          East, City of Harbor Beach, Huron County, Michigan;
          thence S89 degrees 48'10"E, 160.53 feet; thence South 314.09 feet to the Point of Beginning; RUNNING THENCE South 100.0 feet; thence East 100.0 feet; thence North 100.0 feet;
          thence West 100.0 feet to the Point of Beginning. Being a part of Government Lot 2, Section 1, Township 16 North,
          Range 15 East, City of Harbor Beach, Huron County,
          Michigan, as described by Russell L. Brown, R.L.S. Huron
          Survey, Inc., October 24, 1979.

2.   Real Property Interests

     a.   Leased Property

          Lease dated September 9, 1994 between Westland
          Properties, as Lessor, and Cable Equities of Colorado,
          Ltd., as Lessee, for the premises at 47 Westland Drive, Bad Axe, Michigan for a term of three years, ending
          October 1, 1997 (Bad Axe Office Space).

          Lease Agreement dated April 22, 1994 (and Extension of Lease effective May 1, 1997) between John G. Hoffmann and Betty D. Hoffmann, as Lessors, and Cable Equities of Colorado, Ltd., as Lessee, for the premises located at 4398 Williamson Road, Bridgeport, Michigan for a term of two years, ending April 30, 1999 (Bridgeport Office Space).

          Lease Agreement dated July 5, 1994 between the City of Frankenmuth, Michigan, as Lessor, and Cable Equities of Colorado, Ltd., as Lessee, for the property situated in the Township of Frankenmuth, County of Saginaw, State of Michigan for a term commencing on the effective date of the Cable Television Franchise Ordinance for the City of Frankenmuth and ending upon its expiration date (July 4, 2009) (Bridgeport Headend).

          Lease Agreement dated January 28, 1988 between Roy Wildman, as Lessor, and Cable Equities of Colorado, Ltd. (subsequently assigned to Rifkin Acquisition Partners, L.L.L.P.), as Lessee, for the property situated in Elmwood Township,
          Tuscola County, Michigan for a term of commencing on the effective date of the Cable Television Franchise Ordinance for the Towship of Elmwood and ending upon its expiration date (December 11, 2002) (Gagetown Headend).

          Lease Agreement dated April 11, 1994 between the Village of Reese, Michigan, as Lessor, and Cable Equities of Colorado, Ltd., as Lessee, for the property situated in the Village of Reese, County of Tuscola, Michigan for a term commencing on the effective date of the Cable Television Franchise Ordinance for the Village of Rese, Michigan and ending upon its expiration date (April 11, 2009) (Reese Headend).

          Lease Agreement dated September 17, 1991 between Cable Equities of Colorado, Ltd., as Landlord, and Thumb Cellular, as Tenant, for tower space on the Harbor Beach headend, for a term of five years with five automatic five-year renewals (expiration of first five-year renewal is September 17, 2001).

          Lease Agreements (4) dated February 7, 1995 between REMC #10, as Lessee, and CableVision Cable Company, as Lessor, for tower space on the Bad Axe, Gagetown, Harbor Beach and Reese headends, for a term of ten years commencing on January 1, 1995 and terminating on December 31, 2005.

                             EXHIBIT 2.1.1(b)

                               Real Property
                                  (con't)

     b.   Easements/Rights of Way

          Master License Agreement dated March 27, 1987 between
          Huron and Eastern
          Railway Company, Inc., as Licensor, and Cable Equities of Colorado, Ltd., as Licensee (Bad Axe system).

          Wireline Crossing Agreement dated April 8, 1991 between
          CSX Transportation, Inc., as Licensor, and Cable Equities of Colorado, Ltd., as Licensee (Bridgeport system).

          Agreement for Grant of Easement dated August 20, 1993 between Birch Run
          Farms Mobile Park, Inc., as Property Owner, and Cable Equities of Colorado, Ltd., as Cable Operator, regarding property located at Church Street in Birch Run, Michigan, for a term of 15 years or for the period of Cable Operator's franchise (Bridgeport system).

          Agreement for Grant of Easement dated April 13, 1994 between Tom Vance, as Property Owner, and Cable Equities of Colorado, Ltd., as Cable Operator, regarding property located at 8425 West Curtis Road for a term of 15 years or for the period of Cable Operator's franchise (Bridgeport system).

                             EXHIBIT 2.1.1(c)

                                Franchises


Franchise Name           Issue Date     Term Expiration Date     Franchise Fee

Birch Run, Village of      4/83         15 yrs           4/1998       No Fee
Colfax, Township of        9/68         30 yrs           9/1998       5% Gross
Birch Run, Township of     2/84         15 yrs           2/1999       $500
Blumfield, Township of     6/84         15 yrs           6/1999       No Fee
Taymouth, Township of      5/85         15 yrs           5/2000       $500
Bad Axe, City of           4/86         15 yrs           2/2001       3% Gross
Harbor Beach, City of      3/87         15 yrs           3/2002       No Fee
Gagetown, Township of      11/87        15 yrs           12/2002      No Fee
Owendale, Village of       11/87        15 yrs           11/2002      No Fee
Elmwood, Township of                    15 yrs           12/2002      No Fee
Tuscola, Township of       12/87        15 yrs           12/2002      No Fee
Brookfield, Township of    1/88         15 yrs           1/2003       No Fee
Bridgeport, Township of    8/95         10 yrs           8/2005       $500
Verona, Township of        5/91         15 yrs           5/2006       No Fee
Sand Beach, Township of    4/93         15 yrs           4/2008       No Fee
Reese, Village of          4/94         15 yrs           4/2009       No Fee
Frankenmuth, City of       7/94         15 yrs           7/2009       No Fee
Denmark, Township of       1/95         15 yrs           1/2010       No Fee
Frankenmuth, Township of   12/95        15 yrs           12/2010      No Fee

                             EXHIBIT 2.1.1(d)

                           Governmental Licenses


Business Radio Licenses

Headend        Call Sign      Location            Issue/Expire
Date

Bad Axe, MI    KNER225   S Bad Axe Rd 8 Mi So     9/25/95 -
10/24/2000
                         Bad Axe, Huron, MI
                         596 Port Crescent
                         Bad Axe, MI

Bridgeport, MI WNUT813   1.5 Mi SE of Bridgeport/ 1/22/96 -
11/23/2000
                              Dixie Hwy.
                         Portsmouth, Saginaw, MI
                         4398 Williamson Rd.
                         Bridgeport, MI

                             EXHIBIT 2.1.1(e)

                            Material Contracts


Pole Agreements

     License Agreement dated March 16, 1983 between Michigan Bell
     Telephone Company, as Licensor, and Huron Cable TV, Inc., subsequently assigned to Rifkin Acquisition Partners, L.L.L.P., as Licensee.

     Pole, Conduit and Trench Use Agreement dated February 9, 1977 between The Detroit Edison Company and Cable Equities of
     Colorado, Ltd., subsequently assigned to Rifkin Acquisition
     Partners, L.L.L.P.

     Agreement dated October 1, 1980 as amended by Assignment of Pole License Agreement dated December 1, 1985 between Consumers Power Company, as Owner, and Cable Equities of Colorado, Ltd., subsequently assigned to Rifkin Acquisition Partners, L.L.L.P., as Licensee.

     License Agreement dated March 15, 1983 between Michigan Bell
     Telephone Company, as Licensor, and Bridgeport-Frankenmuth
     Cablevision, subsequently assigned to Rifkin Acquisition
     Partners, L.L.L.P., as Licensee.

     General Agreement for Joint Use of Wood Poles dated June, 1988 between Thumb Electric Cooperative, as "Electric Company", and Cable Equities of Colorado, Ltd., as "Cable TV."


Advertising Sales Agreements

     Agreement dated May 2, 1996 (effective June 1, 1996), as amended, between Cable One Corp. (n/k/a CableTime), as Vendor, and Rifkin Acquisition Partners, L.L.L.P., as Operator, for a term of three years, expiring May 31, 1999.

                             EXHIBIT 2.1.1(e)

                            Material Contracts
                                  (con't)

Bulk Agreements

Bad Axe
                        No. of          Monthly        Contract    Expiration
Property                 Units          Revenue*         Date         Date


Coral Gables               23           $ 76.13        11/01/79  Year-to-Year
Four Season Health Center  63           $208.53        05/08/86  Year-to-Year
Franklin Inn               47           $155.57        11/01/79  Year-to-Year
Franklin Plaza             24           $ 79.44        11/06/95  Year-to-Year
Graystone Manor             6           $ 19.86        02/22/94  Year-to-Year
Huron Memorial Hospital    51           $128.52        12/01/79  Year-to-Year
Maple Lans                 17           $ 56.27        02/11/82  Year-to-Year
Medical Care               65           $215.15        12/01/79  Year-to-Year
Ron Osantoski              18           $ 64.26        01/12/89  Year-to-Year

Bridgeport
                         No. of         Monthly        Contract   Expiration
Property                 Units          Revenue*          Date       Date

Bavarian Inn             349            $1179.62       02/20/86  Year-to-Year
Bel-Air Motel             35            $121.10        05/11/85  Year-to-Year
Birch Run Holiday Inn    103            $464.53        07/11/96  07/11/1999
Comfort Inn              100            $450.00        05/15/97  05/15/2000
Country Inn               72            $324.00        05/15/97  05/15/2000
Days Inn                 124            $367.04        08/09/88  Year-to-Year
Drury Inn                 79            $327.85        12/13/96  Year-to-Year
The Exit Motel           152            $449.92        06/01/89  Year-to-Year
Frankenmuth Motel         73            $245.28        12/14/88  Year-to-Year
Hampton Inn               89            $400.50        05/09/97  05/09/2000
Heidelberg Motel          11            $ 38.06        06/15/80  Year-to-Year
Karen's Haus               3            $ 11.13        10/14/94  Year-to-Year
The Lutheran Home         33            $138.93        08/17/80  Year-to-Year
Miller's Motel            16            $ 52.48        07/19/91  Year-to-Year
Pinocchios Motel           3            $ 11.13        01/22/82  Year-to-Year
Roseland Motel             7            $ 25.97        08/14/84  Year-to-Year
Sun Valley Manor          56            $224.00        08/03/95  Year-to-Year
Super 8 Motel            110            $356.40        03/19/92  Year-to-Year
Winters Motel             18            $ 81.72        07/11/96  07/11/1999
Zehnder's Haus           137            $449.36        07/30/91  Year-to-Year
*basic and tier revenue only, exclusive of taxes and fees





                             EXHIBIT 2.1.1(e)

                            Material Contracts
                                  (con't)

Gagetown
                        No. of      Monthly        Contract       Expiration
     Property            Units     Revenue*         Date            Date

Abbe Acre                 4       $  14.28          08/15/96  Year-to-Year
Sherwood                 20       $  71.40          06/02/92  Year-to-Year

Harbor Beach
                        No. of          Monthly        Contract   Expiration
     Property            Units          Revenue*        Date         Date

Harbor Beach Hospital      18           $ 59.58        12/01/79  Year-to-Year
Motel Huron                 8           $ 28.56        04/05/91  Year-to-Year
North Park Campground      64           $144.64        10/10/95  Year-to-Year
Randolph Motel             15           $ 49.65        12/01/79  Year-to-Year
Smalley Hotel              11           $ 36.41        12/01/79  Year-to-Year
State Street Inn            3           $ 10.71        07/02/96  Year-to-Year
Wellock Inn                 6           $ 21.42        12/06/91  Year-to-Year

* basic and tier revenue only, exclusive of taxes and fees

Retransmission Consent Agreements

     Bad Axe System

          Retransmission Consent Agreement dated December 24, 1996 between Thunder Bay Broadcasting, as Broadcaster, and Rifkin Acquisition Partners, L.L.L.P., as Cable Operator for retransmission of WBKB in Bad Axe and Harbor Beach, Michigan, expiring December 31, 1999.

          Satellite Transmission Service Agreement dated October 31, 1996 between UVTV and Rifkin Acquisition Partners, L.L.L.P. for retransmission of WDIV and WXYZ in Bad Axe and Harbor Beach, Michigan, expiring December 31, 1999.

          Retransmission Consent Agreement dated September 26, 1996 between Meredith Corp., licensee of television station WNEM-TV, and Rifkin Acquisition Partners, L.L.L.P. for retransmission of WNEM in all five Michigan systems, expiring December 31, 1999.

          Fox Broadcast Affiliate Retransmission Consent Agreement dated February 17, 1994 between Kenko Communications/R Communications Group, the station also known as WSMH, and Rifkin & Associates, Inc. for retransmission of WSMH in all five Michigan systems, expiring December 31, 1999.

     Bridgeport System

          Fox Broadcast Affiliate Retransmission Consent Agreement dated February 17, 1994 between Paramount Stations, the station also known as WKBD, and Rifkin & Associates, Inc., for retransmission of WKBD in Bridgeport, Harbor Beach and Reese, Michigan, expiring December 31, 1999.

          Retransmission Consent Agreement dated September 26, 1996 between Meredith Corp., licensee of television station WNEM-TV, and Rifkin Acquisition Partners, L.L.L.P. for retransmission of WNEM in all five Michigan systems, expiring December 31, 1999.

          Fox Broadcast Affiliate Retransmission Consent Agreement dated February 17, 1994 between Kenko Communications/R Communications Group, the station also known as WSMH, and Rifkin & Associates, Inc. for retransmission of WSMH in all five Michigan systems, expiring December 31, 1999.

     Gagetown System

          Retransmission Consent Agreement dated September 26, 1996 between Meredith Corp., licensee of television station WNEM-TV, and Rifkin Acquisition Partners, L.L.L.P. for retransmission of WNEM in all five Michigan systems, expiring December 31, 1999.

          Fox Broadcast Affiliate Retransmission Consent Agreement dated February 17, 1994 between Kenko Communications/R Communications Group, the station also known as WSMH, and Rifkin & Associates, Inc. for retransmission of WSMH in all five Michigan systems, expiring December 31, 1999.

     Harbor Beach System

          Retransmission Consent Agreement dated December 24, 1996 between Thunder Bay Broadcasting, as Broadcaster, and Rifkin Acquisition Partners, L.L.L.P., as Cable Operator for retransmission of WBKB in Bad Axe and Harbor Beach, Michigan, expiring December 31, 1999.


                             EXHIBIT 2.1.1(e)

                            Material Contracts
                                  (con't)


          Satellite Transmission Service Agreement dated October 31, 1996 between UVTV and Rifkin Acquisition Partners, L.L.L.P. for retransmission of WDIV and WXYZ in Bad Axe and Harbor Beach, Michigan, expiring December 31, 1999.

          Fox Broadcast Affiliate Retransmission Consent Agreement dated February 17, 1994 between Paramount Stations, the station also known as WKBD, and Rifkin & Associates, Inc., for retransmission of WKBD in Bridgeport, Harbor Beach and Reese, Michigan, expiring December 31, 1999.

          Retransmission Consent Agreement dated September 26, 1996 between Meredith Corp., licensee of television station WNEM-TV, and Rifkin Acquisition Partners, L.L.L.P. for retransmission of WNEM in all five Michigan systems, expiring
          December 31, 1999.

          Fox Broadcast Affiliate Retransmission Consent Agreement dated February 17, 1994 between Kenko Communications/R Communications Group, the station also known as WSMH, and Rifkin & Associates, Inc. for retransmission of WSMH in all five Michigan systems, expiring December 31, 1999.

     Reese System

          Fox Broadcast Affiliate Retransmission Consent Agreement dated February 17, 1994 between Paramount Stations, the station also known as WKBD, and Rifkin & Associates, Inc., for retransmission of WKBD in Bridgeport, Harbor Beach and Reese, Michigan, expiring December 31, 1999.

          Retransmission Consent Agreement dated September 26, 1996 between Meredith Corp., licensee of television station WNEM-TV, and Rifkin Acquisition Partners, L.L.L.P. for retransmission of WNEM in all five Michigan systems, expiring December 31, 1999.

          Fox Broadcast Affiliate Retransmission Consent Agreement dated February 17, 1994 between Kenko Communications/R Communications Group, the station also known as WSMH, and Rifkin & Associates, Inc. for retransmission of WSMH in all five Michigan systems, expiring December 31, 1999.

Other Agreements

     See Exhibit 2.1.1(b)
     See Exhibit 2.1.1(c)
     See Exhibit 2.1.1(d)
     See Exhibit 4.4

                               EXHIBIT 2.1.2

                              Excluded Assets






                                -- None --

                              EXHIBIT 2.3(b)

                    Form of Indemnity Escrow Agreement

EXHIBIT 2.3(b)
INDEMNITY ESCROW AGREEMENT


          THIS INDEMNITY ESCROW AGREEMENT is entered into as of _____________, 1997 by and among Bresnan Communications Company, a Michigan limited partnership ("Bresnan"), Rifkin Acquisition Partners, L.L.L.P., a Colorado limited liability limited partnership ("Rifkin") and Colorado National Bank, as escrow agent ("Escrow Agent");

          WHEREAS, Bresnan and Rifkin have entered into an Asset Purchase Agreement dated as of October __, 1997 (the "Purchase Agreement") by which Rifkin has agreed to sell, assign, transfer, convey and deliver to Bresnan, and Bresnan has agreed to purchase from Rifkin, the Assets (as defined in the Purchase Agreement), all in accordance with and subject to the terms and conditions set forth in the Purchase Agreement; and

          WHEREAS, pursuant to the Purchase Agreement, Bresnan is required to deposit in an escrow account $500,000 in cash, as part of the purchase price payable thereunder, subject to the terms of the Purchase Agreement and of this Agreement;

          NOW, THEREFORE, for and in consideration of the foregoing and of the mutual covenants and agreements hereinafter set forth, the parties agree as follows:

1.   Definitions

          All terms contained in this Escrow Agreement shall have the meaning set forth in the Purchase Agreement.

2.   Escrow Account

     2.1. Deposit

          There is hereby established a separate escrow account with Escrow Agent in which Bresnan, simultaneously with the execution and delivery of this Agreement, is depositing Five Hundred Thousand Dollars ($500,000) in cash (the "Indemnity Escrow Amount"), to be held and disbursed by Escrow Agent as hereinafter set forth.

     2.2. Investment

          Escrow Agent shall invest the Escrow Deposit in such bonds, treasury notes and other evidences of indebtedness of the United States, and/or certificates of deposit in commercial banks and savings and loan associations organized under the laws of the United States or any state thereof as Rifkin shall in writing direct. Bresnan and Rifkin hereby authorize the Escrow Agent to enter into transactions with respect to the Escrow Deposit with FBS Investment Services, Inc. ("ISI"), the broker/dealer affiliate of Escrow Agent. In such transactions, ISI may act as either principal or agent. Bresnan and Rifkin recognize that due to conflict of interest restrictions, the Escrow Agent would not be able to enter into such transactions with ISI absent the authorization set forth in this Section 2.2. Bresnan and Rifkin recognize that ISI will receive a fee or discount on ISI transactions. Bresnan and Rifkin shall rely primarily upon the internal ISI customer fair pricing procedures to establish proper prices for any ISI securities transactions, however Bresnan and Rifkin acknowledge that the Escrow Agent, as it deems appropriate, may also utilize bidding procedures and enter into certain transactions with other, unaffiliated broker/dealers.

     2.3. Release to Rifkin

          Except as otherwise provided in Section 2.4, on the date which is ninety-one (91) days following the date of this Agreement (or if not a business day, the next business day thereafter), Escrow Agent shall deliver to Rifkin, by wire transfer of immediately available funds to an account or accounts designated by Rifkin, the Indemnity Escrow Amount, together with all interest earned thereon, less (a) any amount previously paid to Bresnan pursuant hereto and (b) any amount then subject to a Claim (as defined in Section 2.4) made during the preceding ninety-day period. If an amount is withheld from distribution as a result of being subject to a Claim, and such amount is not subsequently distributed to Bresnan in accordance with Section 2.4, such amount shall be delivered to Rifkin promptly following written notice from Rifkin and Bresnan that such Claim has been resolved, or receipt of an order of a court of competent jurisdiction ordering delivery of such amount to Rifkin.

     2.4. Release to Bresnan

          If Bresnan incurs any Losses for which it is claiming indemnification pursuant to Section 10 of the Purchase Agreement, Bresnan may, from time to time, provide written notice (a "Claim Notice") to Escrow Agent and Rifkin that Bresnan is entitled to receive all or a portion of the Indemnity Escrow Amount. The Claim Notice shall state the basis for Bresnan's claim and the amount claimed. Escrow Agent shall deliver the amount so claimed to Bresnan ten business days after receipt by Escrow Agent of (a) the Claim Notice and (b) evidence of delivery of the Claim Notice to Rifkin; provided, that the Escrow Agent shall not disburse such amount if, within such ten business day period, Escrow Agent receives notice from Rifkin that Rifkin is contesting such claim. In such case, Escrow Agent shall continue to hold the disputed amount until it receives a written certification from Rifkin and Bresnan that such dispute has been resolved, or an order of a court of competent jurisdiction resolving such claim, and then Escrow Agent shall disburse such amount in accordance with such written certification or order.

3.   Concerning the Escrow Agent

     3.1. Indemnification

          Escrow Agent may rely upon and shall be protected in acting or refraining from acting upon any written notice, instructions or request furnished to it hereunder and believed by it to be genuine and to have been signed or presented by the proper party or parties. Escrow Agent shall not be liable for any action taken by it in good faith and without negligence, and believed by it to be authorized or within the rights or powers conferred upon it by this Agreement, and may consult with counsel of its own choice and shall have full and complete authorization and protection for any action taken or suffered by it hereunder in good faith and in accordance with the opinion of such counsel. Bresnan and Rifkin hereby agree to indemnify Escrow Agent for, and to hold Escrow Agent harmless against, any loss, liability or expense incurred without negligence or bad faith on the part of Escrow Agent, arising out of or in connection with Escrow Agent's entering into this Agreement and carrying out Escrow Agent's duties hereunder, including costs and expenses of successfully defending Escrow Agent against any claim of liability with respect thereto.

     3.2. Other Matters

          Escrow Agent reserves the right to resign as Escrow Agent at any time, provided thirty (30) days' prior written notice is given to the other parties hereto. The other parties hereto reserve the right to remove Escrow Agent at any time, provided thirty (30) days' prior written notice is given to Escrow Agent.
In the event of litigation or dispute by the parties hereunder affecting its duties as Escrow Agent, Escrow Agent shall take no action until agreed to by the parties hereto, or until receipt of an order of a court having jurisdiction. Escrow Agent neither approves nor disapproves of this transaction, nor does it recommend for or against, nor does it have an opinion as to the legality or validity of this transaction.

4.   Termination

          This Escrow Agreement shall be terminated upon the delivery of the entire Indemnity Escrow Amount and all interest earned thereon made pursuant to Section 2.3 and/or Section 2.4 hereof, and may be terminated by written mutual consent signed by all parties hereto.

5.   Notices

          All notices, requests, demands, applications, services of process, and other communications which are required to be or may be given under this Agreement shall be in writing and shall be deemed to have been duly given if sent by telecopy or facsimile transmission, or delivered by courier or mailed, certified first class mail, postage prepaid, return receipt requested, to the parties hereto at the following addresses:

     If to Bresnan:

          Bresnan Communications Company
          709 Westchester Avenue
          White Plains, New York  10604
          Attn:  Bob Bresnan
          Facsimile:  914/993-6601

     with a copy (which shall not constitute notice) to:

          Cole, Raywid & Braverman, L.L.P.
          1919 Pennsylvania Avenue, NW
          Suite 200
          Washington, DC  20006
          Attn:  Ann Flowers
          Facsimile:  202/452-0067

     If to Rifkin:

          Rifkin & Associates, Inc.
          360 South Monroe
          Suite 600
          Denver, Colorado  80209
          Facsimile:  303/322-3553

     with a copy (which shall not constitute notice) to:

          Stuart Rifkin
          Baker & Hostetler
          303 East 17th Avenue
          Suite 1100
          Denver, Colorado  80203
          Facsimile:  303/861-2307

     If to Escrow Agent:

          Colorado National Bank
          Tech Center Office
          8401 East Belleview
          Denver, Colorado  80237
          Attn:  J. Eric Lindquist
          Facsimile:  303/220-1224

or to such other address as any party shall have furnished to the other by notice given in accordance with this Section. Such notice shall be effective, (a) if delivered in person or by courier, upon actual receipt by the intended recipient, or (b) if sent by telecopy or facsimile transmission, upon confirmation of delivery, or (c) if mailed, upon the date of delivery as shown by the return receipt therefor or upon refusal to accept delivery.

6.   Benefit and Assignment

          This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns as permitted hereunder. No person or entity other than the parties hereto is or shall be entitled to bring any action to enforce any provision of this Agreement against any of the parties hereto, and the covenants and agreements set forth in this Agreement shall be solely for the benefit of, and shall be enforceable only by, the parties hereto or their respective successors and assigns as permitted hereunder. No party to this Agreement may assign this Agreement or any rights hereunder without the prior written consent of the parties hereto; provided, that Bresnan may, without the consent of the other parties hereto, assign this Agreement and Bresnan's rights and obligations hereunder to any individual or entity to which Bresnan assigns its rights and obligations under the Purchase Agreement.

7.   Entire Agreement; Amendment

          This Agreement, together with the Purchase Agreement, contains the entire agreement among the parties with respect to the subject matter hereof and supersedes all prior oral or written agreements, commitments or understandings with respect to such matters. Bresnan and Rifkin shall furnish Escrow Agent with a copy (without Exhibits) of the Purchase Agreement. This Agreement may not be changed orally, but only by an instrument in writing signed by all parties hereto.

8.   Headings

          The headings of the sections and subsections contained in this Agreement are inserted for convenience only and do not form a part or affect the meaning, construction or scope thereof.

9.   Signature in Counterparts
          This Agreement may be executed in separate counterparts, none of which need contain the signatures of all parties, each of which shall be deemed to be an original, and all of which taken together constitute one and the same instrument. It shall not be necessary in making proof of this Agreement to produce or account for more than the number of counterparts containing the respective signatures of, or on behalf of, all of the parties hereto.

          IN WITNESS WHEREOF, each of the parties hereto has caused this Escrow Agreement to be duly executed and delivered in its name and on its behalf, all as of the date and year first above written.

BRESNAN COMMUNICATIONS          RIFKIN ACQUISITION PARTNERS
COMPANY                         L.L.L.P.

By:  BCI (USA), L.P., its managing           By:  Rifkin Acquisition
Management,    general partner                         L.P.,its
general partner

     By:  Bresnan Communications, Inc., By:  RT Investments
Corp., its
          its managing general partner            general
partner



          By:_____________________
By:_____________________


COLORADO NATIONAL BANK




By:_____________________________




                            -- See attached --



                                EXHIBIT 2.7

                       Allocation of Purchase Price




     To be allocated to Assets                    $


     To be allocated to Agreement Not to Compete  $


               Total Purchase Price               $17,000,000.00



                                EXHIBIT 3.4

                     Form of Agreement Not to Compete


                               EXHIBIT 3.4
                        AGREEMENT NOT TO COMPETE


          THIS AGREEMENT NOT TO COMPETE is made as of
_____________, 1997 by and among Bresnan Communications Company, a Michigan limited partnership ("Bresnan"), and Rifkin
Acquisition Partners, L.L.L.P., a Colorado limited liability limited partnership ("Rifkin");

          WHEREAS, Bresnan and Rifkin have entered into an Asset Purchase Agreement dated as of October __, 1997 (the "Purchase Agreement") by which Rifkin has agreed to sell, assign, transfer, convey and deliver to Bresnan, and Bresnan has agreed to purchase from Rifkin, the Assets (as defined in the Purchase Agreement), all in accordance with and subject to the terms and conditions set forth in the Purchase Agreement; and

          WHEREAS, pursuant to the Purchase Agreement and for the consideration set forth therein, Rifkin has agreed to enter into the Agreement Not to Compete;

          NOW, THEREFORE, in consideration of the foregoing, as an inducement to Bresnan to purchase the Assets described in the Purchase Agreement, in satisfaction of a condition precedent to Bresnan's willingness to consummate the Purchase Agreement, and for other good and valuable consideration (the receipt and sufficiency of which is hereby acknowledged), the parties hereto covenant and agree as follows:

1.   Covenant Not to Compete

          During a period of five (5) years following the date hereof, Rifkin shall not at any time compete, directly or indirectly, with Bresnan in providing any cable television service, or any other service that competes with cable television service, at any location within the Counties of Saginaw, Tuscola, or Huron, Michigan (the "Geographic Area"), including without limitation (a) participating as a stockholder, member or partner of, or having any direct or indirect financial interest (including without limitation the interest of a creditor) in, any enterprise which engages in such business; or (b) participating as an employee, agent, representative, or consultant in, or rendering any services to, any such enterprise. Rifkin acknowledges that the restrictions contained herein are reasonable and necessary to protect the business and interest which Bresnan is acquiring pursuant to the Purchase Agreement, and that any violation of these restrictions will cause substantial irreparable injury to Bresnan. Rifkin therefore agrees that Bresnan is entitled, in addition to any other remedies, to preliminary and permanent injunctive relief to prevent a breach or contemplated breach of this Section. The restrictions set forth herein shall be construed as independent covenants, and the existence of any claim or cause of action against Bresnan, whether predicated upon this Agreement or otherwise, shall not constitute a defense to the enforcement by Bresnan of the restrictions contained in this Section.

2.   Compensation

          In consideration of the undertakings contained herein, simultaneously with the execution of this Agreement, Bresnan is paying $_________ to Rifkin (which is the amount determined in accordance with Section 2.7 of the Purchase Agreement).

3.   Waiver

          No delay or failure in exercising any right, power or privilege under this Agreement or under any other instrument or document given in connection with or pursuant to this Agreement shall impair any such right, power or privilege or be construed as a waiver of any default or any acquiescence therein. No single or partial exercise of any such right, power or privilege shall preclude the further exercise of such right, power or privilege, or the exercise of any other right, power or privilege.

4.   Benefit and Assignment

          This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns as permitted hereunder. No person or entity other than the parties hereto is or shall be entitled to bring any action to enforce any provision of this Agreement against any of the parties hereto, and the covenants and agreements set forth in this Agreement shall be solely for the benefit of, and shall be enforceable only by, the parties hereto or their respective successors and assigns as permitted hereunder. Neither this Agreement nor any rights hereunder shall be assignable by any party without the prior written consent of the other party; provided, however, without such consent, Bresnan may assign this Agreement, including the non-competition covenant contained herein, to any party to which Bresnan assigns its rights under the Purchase Agreement.

5.   Entire Agreement; Amendment

          This Agreement, together with the Purchase Agreement, constitutes the entire agreement among the parties hereto with respect to the subject matter hereof, and supersedes all prior oral and written agreements, commitments or understandings with respect to the matters provided herein. This Agreement may not be changed orally, but only by an instrument in writing signed by the party against whom enforcement of any waiver, change, modification, extension, or discharge is sought.

6.   Severability

          If any part or any provision of this Agreement shall be invalid or unenforceable under applicable law, said part or provision shall be ineffective to the extent of such invalidity or unenforceability only, without in any way affecting the remaining parts of such provisions or the remaining provisions of this Agreement, which shall be construed as if such invalid parts or provisions had not been inserted.

7.   Headings

          The headings of the paragraphs contained in this Agreement are inserted for convenience only and do not form a part of or affect the meaning, construction or scope thereof.

8.   Counterparts

          This Agreement may be executed in separate counterparts, none of which need contain the signatures of all parties, each of which is deemed to be an original, and all of which taken together constitute one and the same instrument. It shall not be necessary in making proof of this Agreement to produce or account for more than the number of counterparts containing the respective signatures of, or on behalf of, all the parties hereto.

          IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be duly executed and delivered in its name on its behalf, all as of the day and year first above written.

BRESNAN COMMUNICATIONS          RIFKIN ACQUISITION PARTNERS
COMPANY                         L.L.L.P.

By:  BCI (USA), L.P., its managing           By:  Rifkin Acquisition
Management,    general partner                         L.P.,its
general partner

     By:  Bresnan Communications, Inc., By:  RT Investments
Corp., its
          its managing general partner            general
partner



          By:_____________________
By:_____________________




                            -- See attached --

                                EXHIBIT 4.3

                       Notices and Required Consents


Franchises

*     City of Bad Axe
*     Township of Birch Run
      Village of Birch Run
      Township of Blumfield
*     Township of Bridgeport
      Township of Brookfield
*     Township of Colfax
      Township of Denmark
      Township of Elmwood
*     City of Frankenmuth
      Township of Frankenmuth
      Township of Gagetown
*     City of Harbor Beach
      Village of Owendale
*     Village of Reese
*     Township of Sand Beach
*     Township of Taymouth
      Township of Tuscola
      Township of Verona

Pole Agreements

*     Ameritech (formerly Michigan Bell)
*     Consumers Power Company
*     Detroit Edison
*     Thumb Electric Cooperative

Advertising Sales Agreement

     CableOne (n/k/a CableTime)

Leases

      City of Frankenmuth, Michigan
*     John Hoffman and Betty Hoffman
      Village of Reese, Michigan
*     Westland Properties
*     Roy Wildman

Easement Agreements

      Birch Run Farms Mobile Park,Inc.
*     CSX Transportation
      Huron & Eastern Railway Company
      Tom Vance
* Required Consent

                                EXHIBIT 4.4

                         Permitted Liens and Liens

1.   SENIOR DEBT

     Dated:         March 1, 1996
     Amount:        $145,000,000
     Agent:         First Union National Bank of North Carolina


2.   SENIOR SUBORDINATED DEBT

     Dated:         January 26, 1996
     Amount:        $125,000,000
     Lender:        Public Bonds


3.   SENIOR SUBORDINATED DEBT

     Dated:         January 26, 1996
     Amount:        $3,000,000
     Lender:        Monroe M. Rifkin

                               EXHIBIT 4.5.2

                     Zoning and Restrictive Covenants





                                -- None --


                             EXHIBIT 4.6

            Others Holding Franchises, Licenses, Permits, etc.


Cox Communications currently holds a franchise in the Township of Bridgeport.

C-Tec currently holds a franchise in the Township of Tuscola.

                                EXHIBIT 4.9

                               Rate Schedule


                             Current Rates*
Headend                   Basic          Tier    Date of Last Increase

Bad Axe                  $12.00         $14.25         2/1/97
Bridgeport               $12.00         $16.30         2/1/97
Gagetown                 $12.00         $14.25         2/1/97
Harbor Beach             $12.00         $14.25         2/1/97
Reese                    $12.00         $16.30         2/1/97

* Rates net of tax and fee pass-throughs

                             EXHIBIT 4.12.1(e)

                       Rate Complaints and Inquiries




1. A complaint was filed by the Township of Bridgeport on 10/12/93 and tier rates were found to be reasonable by the FCC based upon small system cost of service rules. As a result, the complaint was dismissed.

2. The Township of Bridgeport certified and opted to regulate on 10/12/93.

3. There have been no letters of inquiry from the FCC with regard to rate regulation.

                               EXHIBIT 4.13

                            Litigation Pending




James A. Martin v. Rifkin & Associates, Inc. (corporate insured for Rifkin Acquisition Partners, L.L.L.P.), Worker's Compensation Bureau, Claim No. 021-085228. On or about February 27, 1995, the employee slipped and fell on ice while performing his normal duties and suffered a concussion and back injury. Mr. Martin has never returned to work and there have been conflicting doctor's reports in this case. A settlement package of $16,500 has been rejected by plaintiff, and the matter has been placed on the trial docket for September 17, 1997.


                               EXHIBIT 4.18

                        Employee Benefit Exclusions

Wayne Leese, Manager, has been guaranteed a "bonus" of $58,000 for assisting in the sale of the subject systems.

Rifkin & Associates, Inc. 401(k) Retirement Savings Plan, which employees may roll into another qualified plan or request a lump sum payment.

                                EXHIBIT 5.3

                      Buyer's Conflicts and Consents



EXHIBIT 5.3
BRESNAN CONFLICTS AND CONSENTS


Bresnan must receive the consent of the Executive Committee of Bresnan Communications Company.


                          To be provided by Buyer

                              EXHIBIT 8.2.6
                      OPINION OF COUNSEL TO BRESNAN


          The opinion of counsel to Bresnan shall be in customary form, including a specification of the scope of investigation conducted (which may be limited), and shall address the following matters:

          (a) Bresnan is a limited partnership organized, validly existing and in good standing under the laws of the State of Michigan, and has the partnership power to execute, deliver and perform as of the Closing Date the Asset Purchase Agreement and all other agreements of Bresnan required thereby.

          (b) The execution, delivery and performance as of the Closing Date of the Asset Purchase Agreement, and of each agreement of Bresnan required thereby have been duly authorized by all necessary partnership action on the part of Bresnan.

          (c)  The Asset Purchase Agreement and each agreement of
Bresnan required thereby has been duly executed and delivered on behalf of Bresnan, and each constitutes a valid and binding obligation of Bresnan, enforceable in accordance with its respective terms.

          (d) The execution, delivery and performance by Bresnan as of the Closing Date of the Asset Purchase Agreement, and of each other agreement of Bresnan required thereby do not violate the Certificate of Limited Partnership or Limited Partnership Agreement of Bresnan and, to counsel's knowledge, do not violate any provision of anyagreement, instrument, license, order, arbitration award, judgment or decree to which Bresnan is a party.

          (e) To counsel's knowledge, there is no litigation or other proceeding before any court or administrative agency pending or threatened against Bresnan which questions the validity of, or which would prevent consummation of the transactions contemplated by, the Asset Purchase Agreement, or such other agreements of Bresnan required thereby.


                            -- See attached --

                              EXHIBIT 8.3.3
          BILL OF SALE AND ASSIGNMENT AND ASSUMPTION AGREEMENT


          THIS BILL OF SALE AND ASSIGNMENT AND ASSUMPTION AGREEMENT is made as of October 16, 1997 by and among Bresnan Communications Company, a Michigan limited partnership ("Bresnan"), and Rifkin Acquisition Partners, L.L.L.P., a Colorado limited liability limited partnership ("Rifkin").

          WHEREAS, Bresnan and Rifkin have entered into an Asset Purchase Agreement dated as of October 16, 1997 (the "Purchase Agreement") by which Rifkin has agreed to sell, assign, transfer, convey and deliver to Bresnan, and Bresnan has agreed to purchase from Rifkin, the Assets (as defined in the Purchase Agreement), all in accordance with and subject to the terms and conditions set forth in the Purchase Agreement; and

          WHEREAS, pursuant to the Purchase Agreement Bresnan has agreed to assume certain specified liabilities of Rifkin;

          NOW, THEREFORE, in consideration of the foregoing, and of the mutual covenants and agreements set forth herein, the parties hereto agree as follows:

1.   Definitions

          All capitalized terms shall have the meanings set forth in the Purchase Agreement, unless otherwise defined herein.

2.   Assignment

          Rifkin hereby sells, assigns, transfers, conveys and delivers to Bresnan all of Rifkin's right, title and interest in and to the following:

          (a) All tangible personal property, including but not limited to towers, tower equipment, aboveground and underground cable, distribution systems, headend amplifiers, line amplifiers, microwave equipment, converters, testing equipment, motor vehicles, office equipment, furniture, fixtures, supplies, inventory, and other physical assets, the material items of which are described on Attachment 1 hereto.

          (b) The franchises and other authorizations or permits described on Attachment 2 hereto.

          (c) The intangible channel distribution rights, cable television relay service (CARS), business radio and other licenses, copyright notices, and other licenses, authorizations, consents, or permits issued by the FCC or any other Governmental
Authority described on Attachment 3 hereto.

          (e) The pole line and joint line agreements, underground conduit agreements, crossing agreements, retransmission consent agreements, bulk or commercial service agreements, and other Contracts described on Attachment 4 hereto.

          (f) All subscriber, trade, and other accounts receivable.

          (g) All engineering records, files, data, drawings, blueprints, schematics, reports, lists, plans and processes, and all files of correspondence, lists, records, and reports concerning subscribers and prospective subscribers of the Systems, signal and program carriage, and dealings with Governmental Authorities that are in possession of Rifkin, including but not limited to all reports filed by or on behalf of Rifkin with the FCC and statements of account filed by or on behalf of Rifkin with the U.S. Copyright Office.

The foregoing shall not include, or be deemed to include (i) cash and cash equivalents; (ii) insurance policies and rights and claims thereunder; (iii) bonds, letters of credit, surety instruments, and other similar items; (iv) Rifkin's trademarks, trade names, service marks, service names, logos, and similar proprietary rights; (v) programming Contracts; (vi) billing services agreements and (vii) rights, assets, and properties described on Attachment 5 hereto.

3.   Assumption

          Bresnan hereby assumes and agrees to pay, perform and discharge the following:

          (a) Those obligations and liabilities attributable to acts, omissions or events occurring after the Closing Time under or with respect to the assets assigned and transferred to Bresnan pursuant hereto.

          (b) [Other obligations and liabilities of Rifkin only to the extent that there shall be an adjustment in favor of Bresnan with respect thereto pursuant to Section 2.5--to be specified when known.]

          (c) All other obligations and liabilities attributable to acts, omissions or events occurring after the Closing Time and arising out of Bresnan's ownership of the Assets or operation of the Systems after the date hereof, except to the extent that such obligations or liabilities relate to any Rifkin Excluded Asset.

All obligations and liabilities arising out of or relating to the Assets or the Systems other than as set forth herein shall remain and be the obligations and liabilities solely of Rifkin.

          IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be duly executed and delivered in its name on its behalf, all as of the day and year first above written.

BRESNAN COMMUNICATIONS          RIFKIN ACQUISITION PARTNERS
COMPANY                         L.L.L.P.

By:  BCI (USA), L.P., its managing           By:  Rifkin Acquisition
Management, L.P.,
     general partner                         its general partner

     By:  Bresnan Communications, Inc.,      By:  RT
Investments Corp., its
          its managing general partner            general
partner



          By:_____________________
By:_____________________



                            -- See attached --

                                     EXHIBIT 8.3.8

               Form of Opinion Letter of Counsel for Seller




                                          861-0600


                           February ____, 1998




Rifkin Acquisition Partners, L.L.L.P.
360 S. Monroe Street, Suite 600
Denver, Colorado  80209

     Re:  Asset Purchase Agreement dated as of October 16, 1997
          (the  Agreement ) between Bresnan Communication Company
          (the  Buyer ) and Rifkin Acquisition Partners, L.L.L.P.
          (the  Seller )

Gentlemen and Ladies:

     We are furnishing this opinion pursuant to Section 8.3.8 of the Agreement. Capitalized terms used herein and not defined shall have the meanings set forth in the Agreement.


EXAMINATION

     We have acted as counsel to Seller in connection with the Agreement and the sale of the assets (collectively, the Assets ) contemplated thereby. For purposes of this opinion we have examined and relied upon the following:

     The executed Agreement and the schedules attached thereto;

     A copy of the Certificate of Limited Partnership of Seller, certified by the Colorado Secretary of State as of a recent date
(the  Colorado Certificate );

    A copy of the Registration Statement for Registration as a Registered Limited Liability Limited Partnership for Seller, certified by the Colorado Secretary of State as of a recent date;

     A copy of the Amended and Restated Agreement of Limited
Partnership of Seller, certified by the General Partner of Seller
(the  Partnership Agreement );

     The franchise(s) and other agreements referred to in the schedules to the Agreement;

     Copies of certain resolutions adopted by the Board of Directors of the General Partner of Seller authorizing the execution and delivery of the Agreement and the sale of the Assets;

     Certificates as to the incumbency and signatures of officers of the General Partner of Seller authorized to execute documents on behalf of Seller;

     A certificate of the Secretary of State of Colorado as to the existence of Seller; and

     A certificate of the Secretary of State of Michigan as to the [good standing] [existence] of Seller.


ASSUMPTIONS

     For purposes of this opinion, we assume the following:

     The genuineness of all signatures, the legal capacity of natural persons, the authenticity of all documents submitted to us as originals, the conformity with the original documents of all documents submitted to us as certified, photostatic or reproduced copies and the authenticity of such;

     The authenticity and accuracy of all oral or written certifications and statements of fact upon which we are relying;
and

     The due authorization, execution and delivery of the Agreement and other agreements of Buyer required thereby by Buyer, and that all such agreements, including the Agreement, are the legal, valid and binding obligations of Buyer enforceable against it in accordance with their respective terms.


OPINION

     Based upon and subject to the foregoing and the qualifications set forth at the end of this opinion, we are of the opinion that:

     Seller is a limited partnership organized, validly existing and registered as a limited liability limited partnership under the laws of the State of Colorado.

     Seller has all requisite partnership power and authority to execute, deliver and perform, as of the Closing Date, the Asset
Purchase Agreement and all other agreements of Seller required thereby.

     To our knowledge, the execution, delivery and performance by Seller, as of the Closing Date, of the Agreement, and of each other agreement of Seller required thereby, will not violate the Partnership Agreement and will not violate any provision of any agreement, instrument, license, order, arbitration award, judgment or decree to which Seller is a party known to us.

     The Agreement and each other agreement of Seller required thereby have been duly executed and delivered by Seller and each constitutes a valid and binding obligation of Seller, enforceable against it in accordance with their respective terms.

     To our knowledge, there is no litigation or other proceeding before any court or administrative agency pending or threatened against Seller which questions the validity of, or which would prevent consummation of the transactions contemplated by, the Agreement or such other agreements of Seller required thereby, other than proceedings affecting the cable television industry generally and to which Seller is not specifically a party and proposed federal and state laws affecting the cable television industry generally.


                             QUALIFICATIONS

     Our opinion set forth in paragraph 1 above as to the existence of Seller under the laws of the State of Colorado is based solely upon the Colorado Certificate.

     Our opinion as to the enforceability of the Agreement, as set forth in paragraph 4 above, is subject to the qualifications that (1) enforcement thereof may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, fraudulent transfer, and other similar laws, now or hereafter in effect, and
(2) the remedies of specific performance and injunctive relief and other forms of equitable relief are subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be brought.

     In all instances, to the extent that any opinion herein is stated to be to our knowledge or known to us , we have relied, with your consent, solely on a certificate of one or more officers of the Seller (the Officers Certificate ) and on the absence of contrary knowledge by those attorneys presently practicing with our firm who have given substantive attention to the transaction contemplated by the Agreement, but we have otherwise neither investigated nor attempted to verify any of such matters. A form of the Officers Certificate is attached hereto as Annex A.

     We express no opinion as to Seller s right, title and interest to any of the Assets.

     This opinion is based solely upon existing laws, rules and regulations.

     The opinion is limited to the matters stated herein and no opinion is implied or may be inferred beyond the matters expressly stated.

     This opinion is being furnished to you for your own use. No other use or distribution may be made without our prior written consent.

     This opinion is given as of the date hereof, and we specifically disclaim any duty or obligation to advise you of any future changes in the foregoing or to otherwise update the opinions expressed herein.

     We express no opinion as to any laws other than the laws of the United States of America and the laws of the State of Colorado. Notwithstanding the foregoing, we express no opinion with respect to matters of federal law relating to the Communications Act of 1934, as amended, and any rules and regulations of the Federal Communications Commission thereunder.

     We call your attention to the fact that the Agreement provides that it is to be governed by and construed in accordance with the laws of the State of Michigan. These opinions have been rendered as if the Agreement was governed in all respects by the laws of the State of Colorado, without giving effect to principles of conflict of laws, and we have assumed that Michigan law is the same as Colorado law in all relevant aspects.

                                   Very truly yours,




                                   BAKER & HOSTETLER LLP


                            -- See attached --

                              EXHIBIT 8.3.9
               OPINION OF COLE, RAYWID & BRAVERMAN, L.L.P.



                                 [Date]


Bresnan Communications Company
709 Westchester Avenue
White Plains, New York  10604

Ladies and Gentlemen:

               This opinion letter is provided to you pursuant to the provisions of Section 8.3.9 of the Asset Purchase Agreement (the "Agreement") dated as of October 16, 1997 by and between Bresnan Communications Company ("Bresnan") and Rifkin Acquisition Partners. L.L.L.P. ("Rifkin"). The opinions expressed herein relate only to the cable television systems owned and operated by Rifkin serving the communities listed on Exhibit A attached hereto (hereinafter individually referred to as a "System" and collectively as the "Systems"). Unless otherwise defined herein, capitalized terms used in this opinion shall have the respective meanings ascribed to them in the Agreement.

               We have acted as special communications counsel to Rifkin in connection with the Agreement. Our role as special counsel to Rifkin has been limited to matters specifically arising under the Communications Act of 1934, as amended (the "Communications Act"), the rules and regulations of the Federal Communications Commission (the "FCC"), Section 111 of the Copyright Act of 1976, as amended (the "Copyright Act"), and the rules and regulations of the United States Copyright office (the "Copyright Office") pertaining to Section 111 of the Copyright Act. Our opinion is strictly limited to those areas of compliance in the Communications Act, FCC regulations and Copyright Act that are set forth in this opinion. We do not express opinions herein concerning the laws of any jurisdiction other than the specific laws of the United States of America identified above to the extent applicable hereto.

               In our capacity as special communications counsel and in order to provide the opinions rendered herein, we have examined a copy of the Agreement and the available public records of the FCC and the Copyright Office specifically relating to the Systems that we located in the public reference room of each such federal agency's Washington D.C., office on ____________, 1997. We have also examined such other documents and papers and have made such investigations as we have considered necessary or appropriate as a basis for the opinions hereinafter set forth.
In rendering the opinions herein expressed, we have assumed: (i) the genuineness of all signatures on documents submitted to us;
(ii) the legal capacity of natural persons; (iii) the authenticity and completeness of all documents submitted to us as originals; (iv) the conformity with original documents of all documents submitted to us as certified, conformed or photostatic copies or facsimiles; (v) the authority of the person or persons who executed any such documents on behalf of any person or entity; (vi) that such person or entity has all the requisite power and authority and has fulfilled all necessary procedures to take and adopt the actions, or enter into the agreements, set forth in such documents executed by him or it or on his or its behalf and to effect the actions contemplated thereby; and (vii) that such agreements constitute the legal, valid and binding obligations of such parties.

               As to factual matters relevant to the opinions set forth herein, we have also assumed, and relied upon without any independent inquiry or verification by us, the accuracy and completeness of (i) all records of Rifkin and the Systems made available to us; (ii) all statements, representations and warranties set forth in the Agreement; (iii) all certificates provided and statements made to us by agents and representatives of Rifkin; (iv) statements of government officials concerning the Systems and Rifkin, and (v) the publicly available records of the FCC and the Copyright Office at the time of examination by us, and the absence of changes since the date of our examination.

               As to factual matters relevant to the opinions set forth herein, whenever a statement herein is indicated to be based on our knowledge, it is intended to signify that during the course of our representation of Rifkin in connection with the Agreement, no information has come to the attention of the attorneys in our firm involved in the preparation of this opinion that would give those attorneys actual knowledge of the inaccuracy of such statement. Other than our review of documents and papers and the review of the available public records of the FCC and Copyright Office described above, we have not undertaken any independent investigation to determine the accuracy of any such statements and no inference as to our knowledge of the accuracy of any such statements should be drawn from our serving as special communications counsel to Rifkin.

               The opinions stated herein relate only to the Systems, as described to us by Rifkin and its agents. The opinions stated herein are limited strictly to such areas of compliance as can be demonstrated by the available public records of the FCC and the Copyright Office described above and do not purport to cover areas of compliance that can be determined only through an inspection of the Systems, their work product, records or operations. We have not searched the docket files of any court. We express no opinions regarding technical, engineering or franchising matters, or matters relating to the FCC's ownership regulations and policies. Our opinions are limited to the matters stated herein and no opinions may be implied or inferred beyond the matters expressly stated herein. The opinions stated herein are as of the date of this letter and we undertake no obligation to advise you of any changes that may occur thereafter.

               On the basis of the foregoing, and subject to the assumptions, limitations and exceptions contained herein, it is our opinion that:

     1. (a) Rifkin holds the FCC licenses listed in Exhibit B attached hereto (collectively, the "FCC Licenses") and to our knowledge, each such FCC License is currently valid and has not been revoked by the FCC. To our knowledge, based solely on the Systems' current operations as described by Rifkin or its agents, Exhibit B lists all FCC licenses that are required by the FCC for Rifkin to operate each System as presently operated, except for those licenses which, if absent, would not have a material adverse effect on the Systems' operations taken as a whole. Except as set forth on Exhibit B, the assignment of the FCC Licenses to the Buyer has been approved by the FCC, to the extent such approval is required, and, to our knowledge, such assignment authorizations are currently valid and have not been revoked.

               (b) The execution, delivery and performance by Rifkin of the Agreement will not result in any violation of the Communications Act or the rules or regulations of the FCC, and will not cause any forfeiture or impairment of any of the FCC Licenses, provided that the Buyer complies with the Communications Act and the rules and regulations of the FCC, including, but not limited to, cross-ownership restrictions.

     2. Except as noted in Exhibit C attached hereto and except for filings and reports which, if not submitted to the FCC, would not have a material adverse effect on the operations of any System or the operations of the Systems taken as a whole, to the extent required under the Communications Act and the FCC's regulations, Rifkin has submitted to the FCC: (i) registration statements for each of the communities identified in Exhibit A;
(ii) annual signal leakage reports on FCC Form 320 for the 1995 and 1996 reporting periods for each System; (iii) annual reports on FCC Form 325 (Schedule A) for the 1994 reporting period for each System; and (iv) based on the representations of Rifkin or its agents concerning the number of employees in Rifkin's relevant FCC employment units, annual FCC EEO reports on Form 395A in 1991-1997 covering each of the FCC employment units relevant to the Systems. Except as noted on Exhibit C attached hereto, the FCC employment units covering the Systems that have been required under the FCC's regulations to file annual employment reports have been certified by the FCC for compliance with the FCC's EEO requirements for each annual reporting period from 1991 through 1996. To our knowledge, the FCC has not acted on the 1997 EEO reports on FCC Form 395-A filed by Rifkin covering the FCC employment units relevant to the Systems. We express no opinion regarding the accuracy or completeness of any such statements, reports or forms.

     3. To our knowledge, based on the information provided to us by Rifkin or its agents concerning the restricted frequencies used on the Systems and the coverage areas of the Systems, all frequencies within the restricted aeronautical and navigational bands (i.e., 108-137 MHz and 225-400 MHz) that are currently being used on each System have been authorized in all material respects for such use by the FCC.

     4. Except as noted in Exhibit C hereto and except with respect to general rulemakings and similar matters relating generally to the cable television industry (in each case on a national, regional or state basis) and rate or marketing matters arising under 47 U.S.C. Section 543, to our knowledge: (i) there is no current adverse FCC judgment, decree or order which has been issued specifically involving the ongoing operations of any System or involving Rifkin with respect to the Systems; and (ii) there is no FCC action, proceeding or investigation pending or, based solely upon representations of Rifkin, threatened by the FCC against any System or Rifkin that, if adversely determined, is reasonably likely to have a material adverse effect on the operation of any System or on the operations of the Systems taken as a whole. Except as disclosed in the Agreement and the Schedules to the Agreement and except as noted in Exhibit C hereto, based solely upon the representations of Rifkin or its agents and our review of the unofficial log reports for the FCC
Form 328 and Form 329 prepared by the FCC or its independent contractor, to our knowledge, as of _____________ no franchising authority has submitted Form 328 to the FCC requesting FCC certification to regulate the rates charged by Rifkin for basic cable service; and (y) there is no pending complaint on FCC Form
329 concerning rates charged by Rifkin for cable programming service. It is possible that there may be matters pending before the FCC relating to the Systems or Rifkin of which we do not have knowledge because such matters have not yet been incorporated into the available public files of the FCC.

     5. All Statements of Account (collectively the "Copyright Filings") that are required to be filed by Rifkin under Section 111 of the Copyright Act for the semi-annual accounting periods beginning with the first accounting period of 1994 through the date hereof in connection with the retransmission of any broadcast television signals by Rifkin on each System during such accounting periods have been filed with the Copyright Office. We have not conducted an audit of the Copyright Filings and related royalty payments and therefore express no opinion as to whether the amounts of the royalty payments or the statements or the representations made in the Copyright Filings are correct. Based solely upon the representations of Rifkin or its agents and on our review of the Copyright Office's available public records described above, to our knowledge there are no inquiry letters issued by the Copyright Office to Rifkin concerning any of the Copyright Filings or related royalty payments made by Rifkin with respect to the Systems for the semi-annual accounting periods identified above. It is possible that there may be matters pending before the Copyright Office relating to the Copyright Filings, the Systems or Rifkin of which we do not have knowledge because such matters have not yet been incorporated into the available public files of the Copyright Office.

               This opinion letter is solely for your information in connection with the transaction described herein and it may not be quoted in whole or in part or otherwise referred to, nor may it be filed with or furnished to any governmental agency or other person, without the prior written consent of this firm, provided, however, that the Buyer's lending institutions which are providing financing in connection with the transactions contemplated by the Agreement may rely upon this opinion letter as if such letter were addressed to such institutions subject to the assumptions, limitations and exceptions contained herein. This letter may not be relied upon by any other person for any other purposes whatsoever.

                                        Sincerely,

                                        COLE, RAYWID & BRAVERMAN,
                                        L.L.P.




             By:_________________________________

                                             A Member of the Firm


                               EXHIBIT 8.3.9

                   Form of Opinion Letter of FCC Counsel






                            -- See attached --