Form 10-Q
period 1998-03-31
RIFKIN ACQUISITION PARTNERS LLLP; RIFKIN ACQUISITION CAPITAL CORP
filed 1998-05-15
CIK 1011695, 1011701

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                               FORM 10-Q


     (Mark One)

         X          Quarterly report pursuant to Section 13 or 15(d) of the
                    Securities    Exchange act of 1934
               For the quarterly period ended March 31, 1998 or

                    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from            to           .



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

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.


                                  INDEX


                                                            Page Number

Part I.  Financial Information:

Item 1.  Financial Statements:

Rifkin Acquisition Partners, L.L.L.P.

        a. Pro Forma Consolidated Statement of Operations.            3

        b. Consolidated Balance Sheet.....................            4

        c. Consolidated Statement of Cash Flows...........            6

        d. Consolidated Statement of Partners' Capital
           (Deficit).....................................             7

        e. Notes to Consolidated Financial Statements....             8

Rifkin Acquisition Capital Corp.

         a. Balance Sheet...................................         10

         b. Notes to Balance Sheet..........................         11

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............           12

Part II: Other Information:

Item 1.  Legal Proceedings--(none)

Item 2.  Changes in Securities--(none)

Item 3.  Defaults Upon Senior Securities--(none)

Item 4.  Submission of Matters to a Vote of Security
        Holders--(none)

Item 5.  Other Information

        a. Revenue and Operating Cash Flow Report.........            16

Item 6.  Exhibits and Reports on Form 8-K--(none)

Signatures.................................................           17

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                Three Months Ended
                                                    March 31,
                                                1998           1997
Revenue:
Service................................      $20,535,417    $18,301,175
Installation and other.................        1,470,093      1,035,154

     Total revenue                            22,005,510     19,336,329

Costs and Expenses:
Operating expense......................        3,546,468      3,475,763
Programming expense....................        4,941,131      4,208,390
Selling, general and administrative
  expense..............................        2,748,970      2,537,871
Depreciation and amortization..........        9,442,832      9,528,188
Management fees........................          770,193        676,771
Loss on disposal of assets.............          260,912        129,003
Gain on sale of Michigan assets........       (5,989,846)             -

     Total costs and expenses.........        15,720,660     20,555,986

Operating income (loss)                        6,284,850     (1,219,657)
Interest expense.......................        5,945,495      5,566,182

Income (loss) before income taxes......          339,355     (6,785,839)
Income tax benefit.....................       (1,098,000)      (788,000)

Net income (loss)......................      $ 1,437,355    $(5,997,839)

Adjusted EBITDA........................      $10,188,747    $ 8,602,534

             See accompanying notes to financial statements.

                      RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                      CONSOLIDATED BALANCE SHEET (UNAUDITED)
ASSETS

                                                 March 31,      December 31,
                                                   1998          1997

Cash...................................         $ 1,191,237   $  1,902,555
Subscriber accounts receivable,
  net of allowance for doubtful
    accounts of $429,857 in 1998
    and $425,843 in 1997...............           1,008,720      1,371,050
Other receivables......................           4,018,907      4,615,089
Prepaid expenses and other.............           1,927,323      1,753,257
Property, plant and equipment at cost:
  Cable television transmission and
   distribution systems and related
   equipment..........................          131,851,390    131,806,310
  Land, building, vehicles and
   furniture and fixtures.............            6,804,551      7,123,429
                                                138,655,941    138,929,739
Less accumulated depreciation..........         (28,358,074)   (26,591,458)
     Net property, plant and equipment          110,297,867    112,338,281
  Franchise costs and other intangible
    assets, net of accumulated
   amortization of $54,854,683 in 1998
   and $53,449,637 in 1997............          167,771,855    180,059,655

         Total assets.................         $286,215,909   $302,039,887

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
  liabilities..........................        $ 10,766,883  $  11,690,894
Subscriber deposits and prepayments....           1,466,183      1,503,449
Interest payable.......................           3,682,453      7,384,509
Deferred taxes payable.................          11,040,000     12,138,000
Notes payable..........................         218,000,000    229,500,000
        Total liabilities.............          244,955,519    262,216,852
Commitments
Redeemable partners' interests.........           8,514,400      7,387,360
Partners' capital (deficit)
  General partner......................          (2,011,986)    (1,885,480)
  Limited partners.....................          34,473,109     34,044,912
  Preferred equity interest............             284,867           276,243

         Total partners' capital......           32,745,990     32,435,675
         Total liabilities and
           partners' capital..........         $286,215,909   $302,039,887

See accompanying notes to financial statements.

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                 March 31,      March 31,
                                                   1998           1997

ASSETS

Cash....................................       $  1,191,237   $  1,035,374
Subscriber accounts receivable,
 net of allowance for doubtful
 accounts of $429,857 in 1998
 and $362,904 in 1997..................           1,008,720      1,015,106
Other receivables.......................          4,018,907      2,283,356
Prepaid expenses and other..............          1,927,323      1,727,899
Property, plant and equipment at cost:
 Cable television transmission and
   distribution systems and related
   equipment...........................         131,851,390    116,444,367
 Land, building, vehicles and
   furniture and fixtures..............           6,804,551      6,131,187
                                                138,655,941    122,575,554
Less accumulated depreciation...........        (28,358,074)   (17,557,294)
        Net property, plant and
          equipment....................         110,297,867    105,018,260
Franchise costs and other intangible
 assets, net of accumulated
 amortization of $54,854,683 in 1998
 and $35,288,193 in 1997...............         167,771,855    184,404,499

        Total assets...................        $286,215,909   $295,484,494

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
 liabilities...........................        $ 10,766,883   $ 10,274,534
Subscriber deposits and prepayments.....          1,466,183      1,353,094
Interest payable........................          3,682,453      3,303,022
Deferred taxes payable..................         11,040,000     16,685,000
Notes payable...........................        218,000,000    204,000,000
        Total liabilities..............         244,955,519    235,615,650
Commitments
Redeemable partners' interests..........          8,514,400      6,606,080
Partners' capital (deficit)
 General partner.......................          (2,011,986)    (1,587,362)
 Limited partners......................          34,473,109     54,453,608
 Preferred equity interest.............             284,867        396,518

        Total partners' capital........          32,745,990     53,262,764
        Total liabilities and partners'
          capital......................        $286,215,909   $295,484,494

See accompanying notes to financial statements.

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
             CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                                                       Three Months Ended
                                                             March 31,
                                                       1998           1997
Cash flows from operating activities:
Net income (loss)........................          $ 1,437,355    $(5,997,839)
Adjustments to reconcile net income
  (loss) to net cash provided by
   operating activities:
    Depreciation and amortization........            9,442,832      9,528,188
    Amortization of deferred loan cost  247,440        247,440
    Gain on sale of Michigan assets......           (5,989,846)             -
    Loss on disposal of fixed assets.....              260,912        129,003
    Deferred taxes benefit...............           (1,098,000)      (788,000)
    Decrease in subscriber accounts
      receivable.........................              309,085        168,968
    Decrease in other receivables........              593,691        339,019
    Decrease (increase) in prepaid
      expenses and other.................             (205,882)        48,373
    Increase (decrease) in accounts
      payable and accrued liabilities....             (900,090)       337,296
    Increase in subscriber deposits
       and prepayment....................               15,946         80,815
    Decrease in interest payable.........           (3,702,056)    (3,481,239)
      Net cash provided by operating
        activities......................               411,387        612,024

Cash flows from investing activities:
Additions to property, plant and
  equipment..............................           (6,727,584)    (6,468,637)
Additions to cable television
  franchises, net of retirements
  and changes in other intangible
  assets.................................              (38,349)       (40,891)
Net proceeds from sale of Michigan
  assets.................................           17,050,564              -
Net proceeds from the disposal of assets
  (other than Michigan)..................               92,664         45,646
      Net cash provided by (used in)
         investing activities............           10,377,295     (6,463,882)

Cash flows from financing activities
Proceeds from long-term bank debt........            8,500,000      8,000,000
Payments of long term-bank debt..........          (20,000,000)    (2,500,000)
      Net cash provided by (used in)
        financing activities............           (11,500,000)     5,500,000

Net decrease in cash.....................             (711,318)      (351,858)
Cash at beginning of quarter.............            1,902,555      1,387,232

Cash at end of quarter...................          $ 1,191,237    $ 1,035,374

See accompanying notes to financial statements

                    RIFKIN ACQUISTION PARTNERS, L.L.L.P.
           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                (UNAUDITED)
                 Three Months Ended March 31, 1998 and 1997
                                   Preferred
                                     Equity       General       Limited
                                    Interest      Partner       Partners       Total
Partners' capital (deficit)
  at 12/31/97...............       $ 276,243     $(1,885,480)   $34,044,912    $32,435,675
Net income for the quarter
  ended 3/31/98.............           8,624          14,374      1,414,357      1,437,355
Accretion of redeemable
  partners' interest........               -        (140,880)      (986,160)    (1,127,040)

Partners' capital (deficit)
  at 3/31/98................       $ 284,867     $(2,011,986)   $34,473,109    $32,745,990


Partners' capital (deficit)
  at 12/31/96...............       $ 432,505     $(1,309,354)   $61,881,692    $61,004,843
Net loss for the quarter
  ended 3/31/97.............         (35,987)        (59,978)    (5,901,874)    (5,997,839)
Accretion of redeemable
  partners' interest........               -        (218,030)    (1,526,210)    (1,744,240)

Partners' capital (deficit)
  at 3/31/97................       $ 396,518     $(1,587,362)   $54,453,608    $53,262,764

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

This form 10-Q is being filed in conformity with the SEC requirements for unaudited consolidated financial statements for the Company and does not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations, of partners' capital(deficit), and of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's consolidated financial position at March 31, 1998, December 31, 1997 and March 31,1997, and its consolidated results of operations and cash flows for the three months ended March 31, 1998 and 1997. The consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto included on Form 10-K, No. 333-3084, for the year ended December 31, 1997.

2.   Acquisition of Cable Properties

On April 1, 1997, the company acquired the cable operating assets of two cable systems serving the Tennessee communities of Shelbyville and Manchester from Act V (the "Act V Acquisition"), for an aggregate purchase price of approximately $19.7 million. The acquisition was funded by proceeds from the Company's reducing revolving loan with a financial institution.

3.   Sale of Michigan Assets

On February 4, 1998, with an effective date of January 31, 1998, the Partnership sold all of its operating assets in the state of Michigan (the "Michigan Sale")to Bresnan Communications Company ("Bresnan"). The sale resulted in a gain recognized by the Company as follows:

      Original cash proceeds                      $16,931,200
        Final adjustment to value of
          assets and liabilities assumed              119,364
      Net proceeds                                 17,050,564
      Net book value of assets sold                11,060,718
      Net gain from sale                          $ 5,989,846

Proceeds from the sale were used by the Company to reduce its revolving loan with a financial institution.

4.   Senior Subordinated Notes

On January 26, 1996, the Company and its wholly-owned subsidiary, Rifkin Acquisition Capital Corp (RAC), co-issued a $125 million aggregate principal amount of 11 1/8% Senior Subordinated Notes ("the Notes") to institutional investors. These Notes were subsequently exchanged on June 18, 1996 for publicly registered notes with identical terms. Interest on the Notes is payable in cash, semi-annually on January 15 and July 15 of each year, commencing on July 15, 1996. The Notes, which mature on January 15, 2006, can be redeemed in whole or in part, at the Issuers' option, at any time on or after January 15, 2001, at redeemable prices contained in the Notes plus accrued interest. In addition, at any time on or prior to January 15, 1999, the Issuers, at their option, may redeem up to 25% of the principle amount of the notes issued to institutional investors of not less than $25 million. The Senior Subordinated Notes had a balance of $125 million At March 31, 1998 and 1997.

                     RIFKIN ACQUISITION CAPITAL CORP.

                              BALANCE SHEET



                                           March 31,       December 31,
                                             1998             1997
Assets
Cash...................................  $      1,000     $      1,000
      Total assets.....................  $      1,000     $      1,000


Stockholder's Equity
Stockholder's Equity
     Common Stock; $1.00 par value;
      10,000 shares authorized, 1000
      shares issued and outstanding....  $      1,000     $      1,000
             Total stockholder's equity  $      1,000     $      1,000


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

ITEM 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q, including the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The words "believes," "expects," "intends," "strategy," "considers" or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition in the cable television industry; substantial leverage and risk of inability to service or repurchase the Company's and RACC's debt; restrictions imposed by the terms of indebtedness; the Company's acquisition strategy; the need for significant capital expenditures; potential termination of franchises; the non-exclusivity of franchises; government regulation in the cable television industry; dependence on key personnel; dependence upon distributions from the Partnership's subsidiaries; potential conflicts of interest arising out of the relationship between the Company, RACC, and affiliates and other factors.

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

Three Months Ended March 31, 1998 Compared to Three Months Ended March
31, 1997

Revenue increased 13.8%, or $2.7 million, to $22.0 million for the three months ended March 31, 1998 from $19.3 million for the three months ended March 31, 1997. This increase resulted from approximately $2.3 million from growth in basic customers and increases in basic and tier rates, and approximately $1.2 million in total revenue as a result of the April 1, 1997 acquisition of cable systems serving Manchester and Shelbyville, Tennessee (the "ACT V Acquisition") offset by approximately $800,000 in total revenue decreases due to the January 31, 1998 sale of systems serving Bridgeport and Bad Axe, Michigan (the "Michigan Sale"). Basic customers increased 2.3% to approximately 189,800 at March 31, 1998 from approximately 185,600 at March 31, 1997. This increase was attributable to the approximate 11,200 customer decline in conjunction with the Michigan Sale, offset by 11,600 from the Act V Acquisition and by continued growth in Georgia (3,900 or 7.3%). Average monthly revenue per customer increased 14.5% from $32.91 for the three months ended March 31, 1997 to $37.68 for 1998 primarily a result of acquisition timing and rate increases. Premium service units decreased .2% to approximately 103,500 as of March 31, 1998, from approximately 103,700 as of March 31, 1997, as a result of the Michigan Sale ( 6,300) offset by increases in Tennessee (3,000) and increases in Georgia (3,300). The Company's premium penetration decreased to 54.5% from 55.9% between 1998 and 1997.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, increased 2.0%, or approximately $100,000 to approximately $3.5 million for the three months ended March 31, 1998 , and decreased as a percentage of revenue to 16.1% from 18.0%. Approximately $200,000 of the increase relates to the operating expense of the acquired systems in the ACT V Acquisition, offset by an approximate $100,000 decrease related to the Michigan Sale.

Programming expense, which includes costs related to basic, tier and premium services, increased 17.4%, or approximately $700,000 to approximately $4.9 million for the three months ended March 31, 1998 from approximately $4.2 million for the three months ended March 31, 1997, and increased as a percentage of revenue to 22.5% from 21.8%. Approximately $300,000 of the increase relates to the programming expenses of the acquired systems in the ACT V Acquisition offset by an approximate $200,000 decrease related to the Michigan Sale. The remainder of the increase is due to program vendor rate increases and the addition of programming in certain systems.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 8.3%, or approximately $200,000 to approximately $2.7 million for the three months ended March 31, 1998 from $2.5 million for the same period in 1997. As a percentage of revenue, selling, general and administrative expense decreased to 12.5% for the three months ended March 31, 1998 from 13.1% in 1997. Approximately $200,000 of the increase related to the selling, general and administrative expense of the acquired systems in the ACT V Acquisition offset by an approximate $100,000 decrease related to the Michigan Sale.

Depreciation and amortization expense of approximately $9.4 million for the three months ended March 31, 1998 decreased approximately $100,000 from the three months ended March 31, 1997 . The increase in depreciation resulted primarily from increases of approximately $6.7 million in 1998 and approximately $6.5 million in 1997 in property, plant and equipment. The decreases in amortization expense resulted primarily from the amortization of franchise cost related to the ACT V Acquisition offset by the reduction in franchise cost related to the Michigan Sale. As a percentage of revenue, depreciation and amortization expenses decreased to 42.9% in 1998 from 49.3% in 1997.

Management fees, equal to 3.5% of gross revenue, of approximately $800,000 in 1998 increased approximately $100,000 from the three months ended March 31, 1997 due to the increase in the Company's revenue as a result of rate increases and increased customers as well as the ACT V Acquisition.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment, increased to approximately $300,000 in 1998 from approximately $100,000 in 1997. An approximate $6.0 million gain on the Michigan Sale was recorded for the three months ended March 31, 1998.

Interest expense during 1998 increased approximately $400,000 from the three months ended March 31, 1997 and decreased as a percentage of revenue from 28.8% to 27.0%. Interest expense was based on an average debt balance of $225.1 million with an average interest rate of 10.6% and an average debt balance of $203.1 million with an average interest rate of 11.0% for 1998 and 1997, respectively. This increase was primarily a result of the increased borrowings related to the ACT V Acquisition offset by the debt retirement related to the Michigan Sale.

The Partnership is a "pass-through" entity for income tax purposes.
All income or loss flows through to the partners of the Partnership in accordance with the Partnership Agreement. An income tax benefit of approximately $1.1 million was recorded in 1998 compared to an income tax benefit of approximately $800,000 from the three months ended March 31, 1997. The income tax benefit relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."

As a result of the factors discussed above, the Company experienced Net Income of approximately $1.4 million in 1998, compared with an approximate $6.0 million loss in 1997.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, gain on the sale of Michigan assets and the non-cash provision for the management incentive plan, increased 18.4%, or approximately $1.6 million to $10.2 million in 1998 from $8.6 million for 1997. As a percent of revenue, Adjusted EBITDA increased to 46.3% in 1998 from 44.4% for 1997. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

Liquidity and Capital Resources

The Company has relied upon cash generated by operations, borrowing and equity contributions to fund capital expenditures and acquisitions, service its indebtedness and finance its working capital needs. During the comparable three month periods ended March 31, 1998 and 1997, net cash provided by operations (including changes in working capital) of the Company was approximately $400,000 and $600,000, respectively.

From December 31, 1997 to March 31, 1998, the Company's available cash decreased from approximately $1.9 million to approximately $1.2 million. Interest payable decreased approximately $3.7 million to approximately $3.7 million for the same comparable periods due primarily to the effect of the timing of payments. Also, for the same comparable periods, deferred taxes payable decreased approximately $1.1 million to approximately $11.0 million as a result of differences in book and tax depreciation and amortization lives and methods. Notes payable decreased by $11.5 million from December 31, 1997 to March 31, 1998 due primarily to the borrowings related to the ACT V Acquisition offset by the debt retirement related to the proceeds from the Michigan Sale.

The Company has decreased its total consolidated debt to $218.0 million as of March 31, 1998 from $229.5 million at December 31, 1997. The Company has unused commitments under the Amended and Restated Credit Agreement of $67.1 million, all of which is available for general corporate and/or acquisition purposes. Access to the remaining commitments under the Credit Agreement for general corporate purposes or Permitted Acquisitions (as defined in the Amended and Restated Credit Agreement) is subject to the Company's compliance with all covenants in such facility and the Company's Total Funded Debt Ratio (defined as the ratio of funded indebtedness of the Company to annualized Adjusted EBITDA based on the most recent quarter) being below 5.75x. As of March 31, 1998, the Company's Total Funded Debt Ratio was 5.36x. Interest payments on the Notes and interest and principal payments under the Amended and Restated Credit Agreement represent significant liquidity requirements for the Company. The Amended and Restated Credit Agreement provides for two term loan facilities in a total amount of $65 million. Term Loan A in the amount of $25 million, matures on March 31, 2003 and begins amortizing on March 31, 2000. Term Loan B in the amount of $40 million, matures March 31, 2004 and begins amortizing March 31, 2002. The Amended and Restated Credit Agreement also provides for an $80 million reducing revolving facility with a final maturity date of March 31, 2003. The revolving facility was subject to permanent annual commitment reductions commencing in 1997 with a remaining commitment as of March
31, 1998  of $70.6 million.   Borrowings under the Amended and Restated
Credit Agreement will bear interest at floating rates and will require interest payments on various dates depending upon the interest rate options selected by the Company.

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

PART II:      OTHER INFORMATION

ITEM 5.   Other Information

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
REVENUE AND OPERATING CASH FLOW REPORT
(UNAUDITED)
Three Months Ended March 31, 1998 and 1997

REVENUES:
                                                     1998              1997
 Georgia................................          $ 7,092,344    $ 6,059,311
 Illinois...............................            2,655,844      2,455,047
 Michigan(3)............................              378,046      1,090,188
 Tennessee..............................           11,850,920      9,708,914
 Other(2)...............................               28,356         22,869

    Total...............................          $22,005,510    $19,336,329

OPERATING CASH FLOW(1):

 Georgia................................          $ 3,496,859    $ 2,912,397
 Illinois...............................            1,390,189      1,234,360
 Michigan(3)............................               80,228        543,965
 Tennessee..............................            5,990,925      4,587,551
 Other..................................                  739          1,032

    Total...............................          $10,958,940    $ 9,279,305

OPERATING CASH FLOW AS A PERCENT OF REVENUES:

 Georgia................................                49.3%          48.1%
 Illinois...............................                52.3%          50.3%
 Michigan(3)............................                21.2%          49.9%
 Tennessee..............................                50.6%          47.3%

    Total (excluding other).............                49.9%          48.0%

(1) Excludes management fee expense of $770,193 and $676,771, net losses related to the disposition of certain plant assets of $260,912 and $129,003, and non-cash management incentive plan expense of $189,999 and $165,000 for the quarters ended March 31, 1998 and 1997.

(2) Principally interest income.

(3) Activity relates to the Michigan Systems which were sold effective January 31, 1998.

                                SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, as of May 15, 1998.


       RIFKIN ACQUISITION PARTNERS, L.L.L.P.

       By:  Rifkin Acquisition Management, L.P.
            a Colorado limited partnership, its
            general partner

       By:  RT Investments Corp., a Colorado
            corporation, its general partner

       By:  /s/Dale D. Wagner
            Dale D. Wagner
            Its:  Vice President & Assistant Treasurer
                  (Principal Financial Officer)