Form 10-Q
period 1998-06-30
RIFKIN ACQUISITION PARTNERS LLLP; RIFKIN ACQUISITION CAPITAL CORP
filed 1998-08-17
CIK 1011695, 1011701

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                               FORM 10-Q


     (Mark One)

         X          Quarterly report pursuant to Section 13 or
                    15(d) of the Securities    Exchange act of
                    1934
               For the quarterly period ended June 30, 1998 or

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

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.


                                  INDEX


                                                  Page Number

Part I.  Financial Information:

Item 1.  Financial Statements:

Rifkin Acquisition Partners, L.L.L.P.

        a.     Consolidated Statement of Operations...........           3

        b.     Consolidated Balance Sheet.....................           5

        c.     Consolidated Statement of Cash Flows...........           7

        d.     Consolidated Statement of Partners' Capital
               (Deficit).....................................            8

        e. Notes to Consolidated Financial Statements....               10

Rifkin Acquisition Capital Corp.

         a. Balance Sheet...................................            12

         b. Notes to Balance Sheet..........................            13

Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............              14

Part II: Other Information:

Item 1.  Legal Proceedings--(none)

Item 2.  Changes in Securities--(none)

Item 3.  Defaults Upon Senior Securities--(none)

Item 4.  Submission of Matters to a Vote of Security
        Holders--(none)

Item 5.  Other Information

        a. Revenue and Operating Cash Flow Report.........              20

Item 6.  Exhibits and Reports on Form 8-K--(none)

Signatures.................................................             22

PART                    I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                 Three Months Ended
                                                    June 30,
                                                 1998        1997
Revenue:
Service................................      $20,305,435    $20,025,026
Installation and other.................        1,990,831      1,306,384

     Total revenue                            22,296,266     21,331,410

Costs and Expenses:
Operating expense......................        3,459,383      3,415,570
Programming expense....................        4,308,351      4,379,624
Selling, general and administrative
  expense..............................        3,608,785      3,522,510
Depreciation and amortization..........        9,240,547      9,840,514
Management fees........................          780,369        746,601
Loss on disposal of assets.............          386,847      2,244,511

     Total costs and expenses.........        21,784,282     24,149,330

Operating income (loss)................          511,984     (2,817,920)
Interest expense.......................        5,772,485      5,942,188

Loss before income taxes...............       (5,260,501)    (8,760,108)
Income tax benefit.....................         (802,000)    (1,870,000)

Net income (loss)......................      $(4,458,501)   $ 6,890,108

Adjusted EBITDA........................      $10,329,377    $ 9,582,099

See accompanying notes to financial statements.

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                Six Months Ended
                                                      June 30,
                                                   1998        1997
Revenue:
Service................................      $40,840,852    $38,326,201
Installation and other.................        3,460,924      2,341,538

     Total revenue                            44,301,776     40,667,739

Costs and Expenses:
Operating expense......................        7,005,851      6,891,333
Programming expense....................        9,249,482      8,588,014
Selling, general and administrative
  expense..............................        6,357,755      6,060,381
Depreciation and amortization..........       18,683,379     19,368,702
Management fees........................        1,550,562      1,423,372
Loss on disposal of assets.............          647,759      2,373,514
Gain on sale of Michigan assets........       (5,989,846)             -

     Total costs and expenses.........        37,504,942     44,705,316

Operating income (loss)................        6,796,834     (4,037,577)
Interest expense.......................       11,717,980     11,508,370

Loss before income taxes...............       (4,921,146)   (15,545,947)
Income tax benefit.....................       (1,900,000)    (2,658,000)

Net loss...............................      $(3,021,146)  $(12,887,947)

Adjusted EBITDA........................      $20,518,124   $ 18,184,633

See accompanying notes to financial statements.

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                       CONSOLIDATED BALANCE SHEET

                                                          ASSETS

                                                 June 30,     December 31,
                                                   1998           1997
                                                (Unaudited)
Cash...................................        $  1,072,034   $  1,902,555
Subscriber accounts receivable,
  net of allowance for doubtful
    accounts of $409,737 in 1998
    and $425,843 in 1997...............           1,048,500      1,371,050
Other receivables......................           4,540,417      4,615,089
Prepaid expenses and other.............           1,519,660      1,753,257
Property, plant and equipment at cost:
  Cable television transmission and
   distribution systems and related
   equipment..........................          140,150,950    131,806,310
  Land, building, vehicles and
   furniture and fixtures.............            7,063,061      7,123,429
                                 147,214,011    138,929,739
Less accumulated depreciation..........         (31,964,024)   (26,591,458)
     Net property, plant and
       equipment.......................         115,249,987    112,338,281
Franchise costs and other intangible
  assets, net of accumulated
  amortization of $60,309,077 in 1998
  and $53,449,637 in 1997..............         162,787,070    180,059,655

         Total assets.................         $286,217,668   $302,039,887

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
  liabilities..........................        $ 12,802,194  $  11,690,894
Subscriber deposits and prepayments....           1,188,515      1,503,449
Interest payable.......................           7,112,070      7,384,509
Deferred taxes payable.................          10,238,000     12,138,000
Notes payable..........................         218,075,000    229,500,000
        Total liabilities.............          249,415,779    262,216,852
Commitments
Redeemable partners' interests.........           8,515,160      7,387,360
Partners' capital (deficit)
  General partner......................          (2,056,666)    (1,885,480)
  Limited partners.....................          30,085,279     34,044,912
  Preferred equity interest............             258,116        276,243

         Total partners' capital......           28,286,729     32,435,675
         Total liabilities and
           partners' capital..........         $286,217,668   $302,039,887



See accompanying notes to financial statements.

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
ASSETS

                                                  June 30,       June 30,
                                                   1998           1997
Cash....................................       $  1,072,034   $  1,622,727
Subscriber accounts receivable,
 net of allowance for doubtful
 accounts of $409,737 in 1998
 and $347,861 in 1997..................           1,048,500      1,254,968
Other receivables.......................          4,540,417      3,230,009
Prepaid expenses and other..............          1,519,660      1,522,127
Property, plant and equipment at cost:
 Cable television transmission and
   distribution systems and related
   equipment...........................         140,150,950    126,908,200
 Land, building, vehicles and
   furniture and fixtures..............           7,063,061      6,750,641
                                                147,214,011    133,658,841
Less accumulated depreciation...........        (31,964,024)   (20,778,091)
        Net property, plant and
          equipment....................         115,249,987    112,880,750
Franchise costs and other intangible
 assets, net of accumulated
 amortization of $60,309,077 in 1998
 and $41,716,408 in 1997...............         162,787,070    192,218,180

        Total assets...................        $286,217,668   $312,728,761

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
 liabilities...........................        $ 12,802,194   $ 12,341,181
Subscriber deposits and prepayments.....          1,188,515      1,373,884
Interest payable........................          7,112,070      7,219,960
Deferred taxes payable..................         10,238,000     14,815,000
Notes payable...........................        218,075,000    224,000,000
        Total liabilities..............         249,415,779    259,750,025
Commitments
Redeemable partners' interests..........          8,515,160      6,541,440
Partners' capital (deficit)
 General partner.......................          (2,056,666)    (1,648,183)
 Limited partners......................          30,085,279     47,730,302
 Preferred equity interest.............             258,116        355,177

        Total partners' capital........          28,286,729     46,437,296
        Total liabilities and partners'
          capital......................        $286,217,668   $312,728,761


See accompanying notes to financial statements.

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
             CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                                                      Six Months Ended
                                                            June 30,
                                                      1998           1997
Cash flows from operating activities:
Net loss.................................          $(3,021,146)  $(12,887,947)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
    Depreciation and amortization........           18,683,379     19,368,702
    Amortization of deferred loan cost  494,880        494,880
    Gain on sale of Michigan assets......           (5,989,846)             -
    Loss on disposal of fixed assets.....              647,759      2,373,514
    Deferred taxes benefit...............           (1,900,000)    (2,658,000)
    Decrease (increase) in subscriber
      accounts receivable................              269,303        (70,894)
    Decrease (increase) in other
      receivables........................               72,181       (607,634)
    Decrease in prepaid expenses
      and other..........................              201,781        254,145
    Increase in accounts payable and
      accrued liabilities................            1,135,221      2,403,943
    Increase (decrease) in subscriber
       deposits and prepayment...........             (261,722)       101,605
    Increase (decrease) in interest
       payable...........................             (272,439)       435,699
      Net cash provided by operating
        activities......................            10,059,351      9,208,013

Cash flows from investing activities:
Additions to property, plant and
  equipment..............................          (15,876,545)   (20,331,911)
Additions to cable television
  franchises, net of retirements
  and changes in other intangible
  assets.................................             (757,843)   (14,282,786)
Net proceeds from sale of Michigan
  assets.................................           17,050,564              -
Net proceeds from the disposal of assets
  (other than Michigan)..................              118,952        142,179
      Net cash provided by (used in)
         investing activities............              535,128    (34,472,518)

Cash flows from financing activities
Proceeds from long-term bank debt........           12,000,000     29,000,000
Payments of long term-bank debt..........          (23,425,000)    (3,500,000)
      Net cash provided by (used in)
        financing activities............           (11,425,000)    25,500,000

Net decrease (increase) in cash..........             (830,521)       235,495
Cash at beginning of period..............            1,902,555      1,387,232

Cash at end of period....................          $ 1,072,034    $ 1,622,727


See accompanying notes to financial statements

                    RIFKIN ACQUISTION PARTNERS, L.L.L.P.
           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                (UNAUDITED)
                 Three Months Ended June 30, 1998 and 1997

                                  Preferred
                                   Equity         General        Limited
                                  Interest        Partner       Partners       Total

Partners' capital (deficit)
  at 3/31/98................        $284,867    $(2,011,986)   $34,473,109    $32,745,990
Net income for the quarter
  ended 6/30/98.............         (26,751)       (44,585)    (4,387,165)    (4,458,501)
Accretion of redeemable
  partners' interest........               -            (95)          (665)          (760)

Partners' capital (deficit)
  at 6/30/98................        $258,116    $(2,056,666)   $30,085,279    $28,286,729


Partners' capital (deficit)
  at 3/31/97................       $ 396,518    $(1,587,362)   $54,453,608    $53,262,764
Net loss for the quarter
  ended 6/30/97.............         (41,341)       (68,901)    (6,779,866)    (6,890,108)
Accretion of redeemable
  partners' interest........               -          8,080         56,560         64,640

Partners' capital (deficit)
  at 6/30/97................       $ 355,177    $(1,648,183)   $47,730,302    $46,437,296

See accompanying notes to financial statement.

                    RIFKIN ACQUISTION PARTNERS, L.L.L.P.
           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                (UNAUDITED)
                  Six Months Ended June 30, 1998 and 1997

                                   Preferred
                                     Equity        General     Limited
                                    Interest       Partner     Partners         Total
Partners' capital (deficit)
  at 12/31/97...............        $276,243   $(1,885,480)   $34,044,912    $32,435,675
Net loss for the six months
  ended 6/30/98.............         (18,127)      (30,211)    (2,972,808)    (3,021,146)
Accretion of redeemable
  partners' interest........               -      (140,975)      (986,825)    (1,127,800)

Partners' capital (deficit)
  at 6/30/98................        $258,116   $(2,056,666)   $30,085,279    $28,286,729


Partners' capital (deficit)
  at 12/31/96...............        $432,505   $(1,309,354)   $61,881,692    $61,004,843
Net loss for the six months
  ended 6/30/97.............         (77,328)     (128,879)   (12,681,740)   (12,887,947)
Accretion of redeemable
  partners' interest........               -      (209,950)    (1,469,650)    (1,679,600)

Partners' capital (deficit)
  at 6/30/97................        $355,177   $(1,648,183)   $47,730,302    $46,437,296

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

This form 10-Q is being filed in conformity with the SEC requirements for unaudited consolidated financial statements for the Company and does not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations, of partners' capital(deficit), and of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's consolidated financial position at June 30, 1998, December 31, 1997 and June 30,1997, and its consolidated results of operations and cash flows for the three months ended June 30, 1998 and 1997. The consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto included on Form 10-K, No. 333-3084, for the year ended December 31, 1997.

2. Reclassification of Financial Statement Presentation

The 1997 results, shown on the Consolidated Statement of Operations, include the reclasification of $393,737, for both the quarter and six months ended June 30, 1997, of programmer launch support credits from selling, general and administrative expense to programming expense to be consistent with the 1998 presentation.

3. Acquisition of Cable Properties

On April 1, 1997, the company acquired the cable operating assets of two cable systems serving the Tennessee communities of Shelbyville and Manchester from Act V (the "Act V Acquisition"), for an aggregate purchase price of approximately $19.7 million. The acquisition was funded by proceeds from the Company's reducing revolving loan with a financial institution.

4.   Sale of Michigan Assets

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

Proceeds from the sale were used by the Company to reduce its revolving and term loans with a financial institution.

5.   Senior Subordinated Notes

On January 26, 1996, the Company and its wholly-owned subsidiary, Rifkin Acquisition Capital Corp (RAC), co-issued a $125 million aggregate principal amount of 11 1/8% Senior Subordinated Notes ("the Notes") to institutional investors. These Notes were subsequently exchanged on June 18, 1996 for publicly registered notes with identical terms. Interest on the Notes is payable in cash, semi-annually on January 15 and July 15 of each year, commencing on July 15, 1996. The Notes, which mature on January 15, 2006, can be redeemed in whole or in part, at the Issuers' option, at any time on or after January 15, 2001, at redeemable prices contained in the Notes plus accrued interest. In addition, at any time on or prior to January 15, 1999, the Issuers, at their option, may redeem up to 25% of the principle amount of the notes issued to institutional investors of not less than $25 million. The Senior Subordinated Notes had a balance of $125 million At June 30, 1998 and 1997.

                     RIFKIN ACQUISITION CAPITAL CORP.

                              BALANCE SHEET



                                                  June 30,       December 31,
                                                    1998             1997
Assets
Cash..........................................  $      1,000     $      1,000
      Total assets............................  $      1,000     $      1,000


Stockholder's Equity
Stockholder's Equity
     Common Stock; $1.00 par value;
      10,000 shares authorized, 1000
      shares issued and outstanding...........  $      1,000     $      1,000
             Total stockholder's equity.......  $      1,000     $      1,000

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

Three Months Ended June 30, 1998 Compared to Three Months Ended June
30, 1997

Revenue increased 4.5%, or approximately $1.0 million, to approximately $22.3 million for the three months ended June 30, 1998 from approximately $21.3 million for the three months ended June 30, 1997. This increase resulted from approximately $2.2 million in growth in basic customers and increases in basic and tier rates, offset by approximately $1.2 million in total revenue decreases due to the January 31, 1998 sale of systems serving Bridgeport and Bad Axe, Michigan (the "Michigan Sale"). Basic customers decreased 4.3% to approximately 190,300 at June 30, 1998 from approximately 198,800 at June 30, 1997. This decrease was attributable to the approximate 11,200 customers related to the Michigan Sale, offset by continued growth in Georgia (3,900 or 7.1%). Average monthly revenue per customer increased 8.9% from $35.91 for the three months ended June 30, 1997 to $39.10 for 1998 primarily a result of rate increases. Premium service units decreased 3.0% to approximately 107,700 as of June 30, 1998, from approximately 111,000 as of June 30, 1997, as a result of the Michigan Sale (6,100) and decreases in Tennessee (2,800) offset by increases in Georgia (4,700) and Illinois (900). The Company's premium penetration increased to 56.6% from 55.8% between 1997 and 1998.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, increased 1.3%, or approximately $100,000 to approximately $3.5 million for the three months ended June 30, 1998, and decreased as a percentage of revenue to 15.5% from 16.0%. The increase relates to the normal annual inflationary operating expense increases, offset by an approximate $200,000 decrease related to the Michigan Sale.

Programming expense, which includes costs related to basic, tier and premium services, decreased 1.6%, or approximately $100,000 to approximately $4.3 million for the three months ended June 30, 1998 from approximately $4.4 million for the three months ended June 30, 1997, and decreased as a percentage of revenue to 19.3% from 20.5%. Approximately $300,000 of the decrease related to the Michigan Sale, offset by increases due to program vendor rate increases and the addition of programming in certain systems.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 2.5%, or approximately $100,000 to approximately $3.6 million for the three months ended June 30, 1998 from approximately $3.5 million for the same period in 1997. As a percentage of revenue, selling, general and administrative expense decreased to 16.2% for the three months ended June 30, 1998 from 16.5% in 1997. Approximately $300,000 of the increase related to the normal annual inflationary selling, general and administrative expense increases, offset by an approximate $200,000 decrease related to the Michigan Sale.

Depreciation and amortization expense of approximately $9.2 million for the three months ended June 30, 1998 decreased approximately $600,000 from the three months ended June 30, 1997 . The increase in depreciation resulted primarily from increases of approximately $9.1 million in 1998 and approximately $9.1 million in 1997 in property, plant and equipment, along with $4.8 million attributable to the fixed assets added in relation to the acquired systems in Manchester and Shelbyville, Tennessee (the "Act V Acquisition"). The decreases in amortization expense resulted primarily from the reduction in franchise cost related to the Michigan Sale. As a percentage of revenue, depreciation and amortization expenses decreased to 41.4% in 1998 from 46.1% in 1997.

Management fees, equal to 3.5% of gross revenue, of approximately
$800,000 in 1998 remained consistent with the three months ended June
30, 1997.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment, decreased to approximately $400,000 in 1998 from approximately $2.2 million in 1997.


Interest expense during 1998 increased approximately $200,000 from the three months ended June 30, 1997 and decreased as a percentage of revenue from 27.9% to 25.9%. Interest expense was based on an average debt balance of $218.0 million with an average interest rate of 10.6% and an average debt balance of $218.5 million with an average interest rate of 10.9% for 1998 and 1997, respectively.

The Partnership is a "pass-through" entity for income tax purposes.
All income or loss flows through to the partners of the Partnership in accordance with the Partnership Agreement. An income tax benefit of approximately $800,000 was recorded in 1998 compared to an income tax benefit of approximately $1.9 million from the three months ended June 30, 1997. The income tax benefit relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."

As a result of the factors discussed above, the Company experienced a Net Loss of approximately $4.5 million in 1998, compared with an approximate $6.9 million loss in 1997.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, gain on the sale of Michigan assets and the non-cash provision for the management incentive plan, increased 7.2%, or approximately $800,000 to $10.3 million in 1998 from $9.6 million for 1997. As a percent of revenue, Adjusted EBITDA increased to 46.3% in 1998 from 44.9% for 1997. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30,
1997

Revenue increased 8.9%, or approximately $3.6 million, to $44.3 million for the six months ended June 30, 1998 from $40.7 million for the six months ended June 30, 1997. This increase resulted from approximately $4.3 million in growth in basic customers and increases in basic and tier rates, and approximately $1.2 million in total revenue as a result of the ACT V Acquisition offset by approximately $1.9 million in total revenue decreases due to the Michigan Sale. Basic customers decreased 4.3% to approximately 190,300 at June 30, 1998 from approximately 198,800 at June 30, 1997. This decrease was attributable to the approximate 11,200 customers related to the Michigan Sale, offset by growth in Georgia (3,900 or 7.1%). Average monthly revenue per customer increased 7.3% from $35.30 for the six months ended June 30, 1997 to $37.88 for 1998 primarily a result of acquisition timing and rate increases. Premium service units decreased 3.0% to approximately 107,700 as of June 30, 1998, from approximately 111,000 as of June 30, 1997, as a result of the Michigan Sale (6,100) and decreases in Tennessee (2,800) offset by increases in Georgia (4,700) and Illinois
(900). The Company's premium penetration increased to 56.6% from 55.8% between 1998 and 1997.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, increased 1.7%, or approximately $100,000 to approximately $7.0 million for the six months ended June 30, 1998, and decreased as a percentage of revenue to 15.8% from 16.9%. Approximately $200,000 of the increase relates to the operating expense of the acquired systems in the ACT V Acquisition, offset by an approximate $300,000 decrease related to the Michigan Sale.

Programming expense, which includes costs related to basic, tier and premium services, increased 7.7%, or approximately $700,000 to approximately $9.2 million for the six months ended June 30, 1998 from approximately $8.6 million for the six months ended June 30, 1997, and decreased as a percentage of revenue to 20.9% from 21.1%.
Approximately $300,000 of the increase relates to the programming expenses of the acquired systems in the ACT V Acquisition, offset by an approximate $400,000 decrease related to the Michigan Sale. The remainder of the increase is due to program vendor rate increases and the addition of programming in certain systems.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 4.9%, or approximately $300,000 to approximately $6.4 million for the six months ended June 30, 1998 from $6.1 million for the same period in 1997. As a percentage of revenue, selling, general and administrative expense decreased to 14.4% for the six months ended June 30, 1998 from 14.9% in 1997. Approximately $200,000 of the increase related to the selling, general and administrative expense of the acquired systems in the ACT V Acquisition, offset by an approximate $200,000 decrease related to the Michigan Sale. The remainder of the increase related primarily to increased wages and benefits.

Depreciation and amortization expense of approximately $18.7 million for the six months ended June 30, 1998 decreased approximately $700,000 from the six months ended June 30, 1997. The increase in depreciation resulted primarily from increases of approximately $15.9 million in 1998 and approximately $20.3 million in 1997 in property, plant and equipment. The decreases in amortization expense resulted primarily from the amortization of franchise cost related to the ACT V Acquisition offset by the reduction in franchise cost related to the Michigan Sale. As a percentage of revenue, depreciation and amortization expenses decreased to 42.2% in 1998 from 47.6% in 1997.

Management fees, equal to 3.5% of gross revenue, of approximately $1.6 million in 1998 increased approximately $100,000 from the six months ended June 30, 1997 due to the increase in the Company's revenue as a result of rate increases and increased customers as well as the ACT V Acquisition.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment, decreased to approximately $600,000 in 1998 from approximately $2.4 million in 1997. An approximate $6.0 million gain on the Michigan Sale was recorded for the six months ended June 30, 1998.

Interest expense during 1998 increased approximately $200,000 from the six months ended June 30, 1997 and decreased as a percentage of revenue from 28.3% to 26.5%. Interest expense was based on an average debt balance of $222.1 million with an average interest rate of 10.6% and an average debt balance of $211.8 million with an average interest rate of 10.9% for 1998 and 1997, respectively. The debt increase was primarily a result of the increased borrowings related to the ACT V Acquisition offset by the debt retirement related to the Michigan Sale.

The Partnership is a "pass-through" entity for income tax purposes.
All income or loss flows through to the partners of the Partnership in accordance with the Partnership Agreement. An income tax benefit of approximately $1.9 million was recorded in 1998 compared to an income tax benefit of approximately $2.7 million from the six months ended June 30, 1997. The income tax benefit relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."


As a result of the factors discussed above, the Company experienced a Net Loss of approximately $3.0 million in 1998, compared with an approximate $12.9 million loss in 1997.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, gain on the sale of Michigan assets and the non-cash provision for the management incentive plan, increased 12.8%, or approximately $2.3 million to $20.5 million in 1998 from $18.2 million for 1997. As a percent of revenue, Adjusted EBITDA increased to 46.3% in 1998 from 44.7% for 1997. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

Liquidity and Capital Resources

The Company has relied upon cash generated by operations, borrowing and equity contributions to fund capital expenditures and acquisitions, service its indebtedness and finance its working capital needs. During the comparable six month periods ended June 30, 1998 and 1997, net cash provided by operations (including changes in working capital) of the Company was approximately $10.0 million and $9.2 million, respectively.


From December 31, 1997 to June 30, 1998, the Company's available cash decreased from approximately $1.9 million to approximately $1.1 million. Accounts payable increased approximately $1.1 million to approximately $12.8 million from December 31, 1997 to June 30, 1998 primarily a result of bill payment timing. Subscriber deposits and prepayments decreased approximately $300,000 to approximately $1.2 million from December to June primarily a result of the timing of customer payments. Interest payable decreased approximately $300,000 to approximately $7.1 million for the same comparable periods due primarily to the effect of the timing of payments. Also, for the same comparable periods, deferred taxes payable decreased approximately $1.9 million to approximately $10.2 million as a result of differences in book and tax depreciation and amortization lives and methods. Notes payable decreased by $11.4 million from December 31, 1997 to June 30, 1998 due primarily to the borrowings related to the ACT V Acquisition offset by the debt retirement related to the proceeds from the Michigan Sale.

The Company has decreased its total consolidated debt to $218.1 million as of June 30, 1998 from $229.5 million at December 31, 1997. The Company has unused commitments under the Amended and Restated Credit Agreement of $40.3 million, all of which is available for general corporate and/or acquisition purposes. Access to the remaining commitments under the Credit Agreement for general corporate purposes or Permitted Acquisitions (as defined in the Amended and Restated Credit Agreement) is subject to the Company's compliance with all covenants in such facility and the Company's Total Funded Debt Ratio (defined as the ratio of funded indebtedness of the Company to annualized Adjusted EBITDA based on the most recent quarter) being below 5.65x. As of June 30, 1998, the Company's Total Funded Debt Ratio was 5.28x. Interest payments on the Notes and interest and principal payments under the Amended and Restated Credit Agreement represent significant liquidity requirements for the Company. The Amended and Restated Credit Agreement provides for two term loan facilities in a total amount of $65 million. Term Loan A in the original amount of $25 million was paid down to $21.6 million based upon a portion of the proceeds from the Michigan Sale, matures on March 31, 2003 and begins amortizing on March 31, 2000. Term Loan B in the amount of $40 million, matures March 31, 2004 and begins amortizing March 31, 2002. The Amended and Restated Credit Agreement also provides for an $80 million reducing revolving facility with a final maturity date of March 31, 2003. The revolving facility was subject to permanent annual commitment reductions commencing in 1997 with a remaining commitment as of June 30, 1998 of $68.8 million.
Borrowings under the Amended and Restated Credit Agreement will bear interest at floating rates and will require interest payments on various dates depending upon the interest rate options selected by the Company.

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

The Amended and Restated Credit Agreement and the Indenture restrict, among other things, the Company's and the Subsidiary Guarantors' ability to incur additional indebtedness, incur liens, pay distributions or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. The Amended and Restated Credit Agreement also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. The obligations under the Amended and Restated Credit Agreement are secured by (i) a pledge of all of the equity interest of the Company's subsidiaries and (ii) subject to certain exceptions, a perfected first priority security interest in all tangible and intangible assets.
PART II:      OTHER INFORMATION

ITEM 5.   Other Information

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
REVENUE AND OPERATING CASH FLOW REPORT
(UNAUDITED)
Three Months Ended June 30, 1998 and 1997


REVENUES:
                                                     1998              1997
 Georgia................................          $ 7,573,049    $ 6,489,276
 Illinois...............................            2,624,682      2,570,031
 Michigan(3)............................                8,136      1,151,017
 Tennessee..............................           12,053,904     11,092,773
 Other(2)...............................               36,495         28,313

    Total...............................          $22,296,266    $21,331,410

OPERATING CASH FLOW(1):

 Georgia................................          $ 3,732,277    $ 3,064,791
 Illinois...............................            1,351,815      1,339,324
 Michigan(3)............................                3,505        548,347
 Tennessee..............................            6,013,085      5,371,157
 Other..................................                9,064          5,081

    Total...............................          $11,109,746    $10,328,700

OPERATING CASH FLOW AS A PERCENT OF REVENUES:

 Georgia................................                49.3%          47.2%
 Illinois...............................                51.5%          52.1%
 Michigan(3)............................                43.1%          47.6%
 Tennessee..............................                49.9%          48.4%

    Total (excluding other).............                49.9%          48.5%

(1) Excludes management fee expense of $780,369 and $746,601, net losses related to the disposition of certain plant assets of $386,847 and $2,244,511, and non-cash management incentive plan expense of $189,999 and $314,994 for the quarters ended June 30, 1998 and 1997.

(2) Principally interest income.

(3) Activity relates to the Michigan Systems which were sold effective January 31, 1998.

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
REVENUE AND OPERATING CASH FLOW REPORT
(UNAUDITED)
Six Months Ended June 30, 1998 and 1997

REVENUES:
                                                      1998           1997
    Georgia................................       $14,665,393    $12,548,587
 Illinois...............................            5,280,526      5,025,078
 Michigan(3)............................              386,182      2,241,205
 Tennessee..............................           23,904,824     20,801,687
 Other(2)...............................               64,851         51,182

    Total...............................          $44,301,776    $40,667,739

OPERATING CASH FLOW(1):

 Georgia................................          $ 7,229,136    $ 5,977,188
 Illinois...............................            2,742,004      2,573,684
 Michigan(3)............................               83,733      1,092,312
 Tennessee..............................           12,004,010      9,958,708
 Other..................................                9,803          6,113

    Total...............................          $22,068,686    $19,608,005

OPERATING CASH FLOW AS A PERCENT OF REVENUES:

 Georgia................................                49.3%          47.6%
 Illinois...............................                51.9%          51.2%
 Michigan(3)............................                21.7%          48.7%
 Tennessee..............................                50.2%          47.9%

    Total (excluding other).............                49.9%          48.3%

(1) Excludes management fee expense of $1,550,562 and $1,423,372, net losses related to the disposition of certain plant assets of $647,759 and $2,373,514 for the six months ended June 30, 1998 and 1997, respectively, and non-cash management incentive plan expense of $379,998 and $479,994 for the six months ended June 30, 1998 and 1997, respectively.

(2) Principally interest income.

(3) Activity relates to the Michigan Systems which were sold effective January 31, 1998.

                                SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, as of August 14, 1998.


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