Form 10-Q
period 1998-09-30
RIFKIN ACQUISITION PARTNERS LLLP; RIFKIN ACQUISITION CAPITAL CORP
filed 1998-11-17
CIK 1011695, 1011701

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                               FORM 10-Q


     (Mark One)

         X          Quarterly report pursuant to Section 13 or
                    15(d) of the Securities    Exchange act of
                    1934
               For the quarterly period ended September 30, 1998 or

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

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.


                                  INDEX


                                                        Page Number

Part I.  Financial Information:

Item 1.  Financial Statements:

Rifkin Acquisition Partners, L.L.L.P.

        a.     Consolidated Statement of Operations...........  3

        b.     Consolidated Balance Sheet.....................  5

        c.     Consolidated Statement of Cash Flows...........  7

        d. Consolidated Statement of Partners' Capital

                (Deficit).....................................  9

        e. Notes to Consolidated Financial Statements......... 11

Rifkin Acquisition Capital Corp.

        a. Balance Sheet.....................................  13

        b. Notes to Balance Sheet............................  14

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations...................  15

Part II: Other Information:

Item 1.  Legal Proceedings--(none)

Item 2.  Changes in Securities--(none)

Item 3.  Defaults Upon Senior Securities--(none)

Item 4.  Submission of Matters to a Vote of Security
        Holders--(none)

Item 5.  Other Information

        a. Revenue and Operating Cash Flow Report.........  21

Item 6.  Exhibits and Reports on Form 8-K--(none)

Signatures................................................. 23

PART                    I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                Three Months Ended
                                                  September 30,
                                                 1998        1997
Revenue:
Service................................      $20,625,159    $20,021,657
Installation and other.................        1,710,392      1,436,465

     Total revenue                            22,335,551     21,458,122

Costs and Expenses:
Operating expense......................        3,210,901      3,792,107
Programming expense....................        4,836,733      3,978,649
Selling, general and administrative
  expense..............................        3,509,583      3,242,086
Depreciation and amortization..........        9,288,213      9,767,522
Management fees........................          781,745        751,033
Loss on disposal of assets.............        2,230,776      2,704,207

     Total costs and expenses.........        23,857,951     24,235,604

Operating (loss).......................       (1,522,400)    (2,777,482)
Interest expense.......................        5,969,632      6,123,146

Loss before income taxes...............       (7,492,032)    (8,900,628)
Income tax benefit.....................       (1,584,925)      (774,000)

Net (loss).............................      $(5,907,107)   $(8,126,628)

Adjusted EBITDA........................      $10,186,588    $ 9,884,246

See accompanying notes to financial statements.


                 RIFKIN ACQUISITION PARTNERS, L.L.L.P.
             CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                  Nine Months Ended
                                                     September 30,
                                                  1998        1997
Revenue:
Service................................      $61,446,011    $58,347,858
Installation and other.................        5,171,316      3,778,003

     Total revenue                            66,637,327     62,125,861

Costs and Expenses:
Operating expense......................       10,216,752     10,683,440
Programming expense....................       14,086,215     12,566,663
Selling, general and administrative
  expense..............................        9,867,338      9,302,467
Depreciation and amortization..........       27,971,592     29,136,224
Management fees........................        2,332,307      2,174,405
Loss on disposal of assets.............        2,878,535      5,077,721
Gain on sale of Michigan assets........       (5,989,846)             -

     Total costs and expenses.........        61,362,893     68,940,920

Operating income (loss)................        5,274,434     (6,815,059)
Interest expense.......................       17,687,612     17,631,516

Loss before income taxes...............      (12,413,178)   (24,446,575)
Income tax benefit.....................       (3,484,925)    (3,432,000)

Net loss...............................      $(8,928,253)   $21,014,575

Adjusted EBITDA........................      $30,704,712    $28,068,879

             See accompanying notes to financial statements.

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                       CONSOLIDATED BALANCE SHEET

                                               September 30,   December 31,
                                                   1998           1997
                                               (Unaudited)

ASSETS
Cash...................................        $  2,165,338   $  1,902,555
Customer accounts receivable,
  net of allowance for doubtful
    accounts of $459,414 in 1998
    and $425,843 in 1997...............           1,319,006      1,371,050
Other receivables......................           4,275,969      4,615,089
Prepaid expenses and other.............           1,730,607      1,753,257
Property, plant and equipment at cost:
  Cable television transmission and
   distribution systems and related
   equipment..........................          143,493,893    131,806,310
  Land, building, vehicles and
   furniture and fixtures.............            7,315,891      7,123,429
                                 150,809,784    138,929,739
Less accumulated depreciation..........         (35,012,429)   (26,591,458)
     Net property, plant and
       equipment.......................         115,797,355    112,338,281
Franchise costs and other intangible
  assets, net of accumulated
  amortization of $65,702,587 in 1998
  and $53,449,637 in 1997..............         157,221,873    180,059,655

         Total assets.................         $282,510,148   $302,039,887

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
  liabilities..........................        $ 11,974,269  $  11,690,894
Customer deposits and prepayments....             1,323,500      1,503,449
Interest payable.......................           3,667,672      7,384,509
Deferred taxes payable.................           8,635,000     12,138,000
Notes payable..........................         226,075,000    229,500,000
        Total liabilities.............          251,675,441    262,216,852
Commitments
Redeemable partners' interests.........           8,067,681      7,387,360
Partners' capital (deficit)
  General partner......................          (2,059,802)    (1,885,480)
  Limited partners.....................          24,604,156     34,044,912
  Preferred equity interest............             222,673        276,243

         Total partners' capital......           30,834,706     32,435,675
         Total liabilities and
           partners' capital..........         $282,510,148   $302,039,887



             See accompanying notes to financial statements.

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                               September 30,  September 30,
                                                   1998           1997
ASSETS

Cash....................................       $  2,165,338   $  2,234,780
Customer accounts receivable,
 net of allowance for doubtful
 accounts of $459,414 in 1998
 and $397,536 in 1997..................           1,319,006      1,198,623
Other receivables.......................          4,275,969      3,512,758
Prepaid expenses and other..............          1,730,607      1,675,239
Property, plant and equipment at cost:
 Cable television transmission and
   distribution systems and related
   equipment...........................         143,493,893    129,903,938
 Land, building, vehicles and
   furniture and fixtures..............           7,315,891      7,220,271
                                                150,809,784    137,124,209
Less accumulated depreciation...........        (35,012,429)   (23,854,082)
        Net property, plant and
          equipment....................         115,797,355    113,270,127
Franchise costs and other intangible
 assets, net of accumulated
 amortization of $65,702,587 in 1998
 and $41,716,408 in 1997...............         157,221,873    186,065,104

        Total assets...................        $282,510,148   $307,956,631

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
 liabilities...........................        $ 11,974,269   $ 12,717,718
Customer deposits and prepayments.....            1,323,501      1,494,015
Interest payable........................          3,667,672      3,851,790
Deferred taxes payable..................          8,635,000     14,041,000
Notes payable...........................        226,075,000    231,000,000
        Total liabilities..............         251,675,442    263,104,523
Commitments
Redeemable partners' interests..........          8,067,680      6,228,800
Partners' capital (deficit)
 General partner.......................          (2,060,402)    (1,690,370)
 Limited partners......................          24,604,755     40,007,260
 Preferred equity interest.............             222,673        306,418

        Total partners' capital........          22,767,026     38,623,308
        Total liabilities and partners'
          capital......................        $282,510,148   $307,956,631

             See accompanying notes to financial statements.

                  RIFKIN ACQUISITION PARTNERS, L.L.L.P.
             CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                                                      Three Months Ended
                                                         September 30,
                                                      1998           1997
Cash flows from operating activities:
Net loss.................................          $(5,907,107)   $(8,126,628)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
    Depreciation and amortization........            9,288,213      9,767,522
   Amortization of deferred loan cost   247,440        247,440
   Loss on disposal of fixed assets.....             2,230,776      2,704,207
   Deferred taxes benefit...............            (1,603,000)      (774,000)
   Decrease (increase) in customer
     accounts receivable................              (270,506)        56,345
   Decrease (increase) in other
      receivables........................              264,448       (282,749)
   Decrease in prepaid expenses
      and other..........................             (210,947)      (153,112)
   Increase (decrease) in accounts
      payable and accrued liabilities....             (827,925)       376,537
   Increase in customer
      deposits and prepayment...........               134,986        120,131
   Decrease in interest payable.........            (3,444,398)    (3,368,170)
      Net cash provided by (used in)
        operating activities............               (98,020)       567,523

Cash flows from investing activities:
Additions to property, plant and
  equipment..............................           (6,706,963)    (6,879,091)
Additions to cable television
  franchises, net of retirements
  and changes in other intangible
  assets.................................             (117,264)      (166,269)
Net proceeds from the disposal
  of assets..............................               75,627         89,890
      Net cash used in
         investing activities...........            (6,748,600)    (6,955,470)

Cash flows from financing activities
Proceeds from long-term bank debt........            9,500,000      8,000,000
Payments of long term-bank debt..........           (1,500,000)    (1,000,000)
Equity distributions to partners.........              (60,076)             -
      Net cash provided by
        financing activities............             7,939,924      7,000,000

Net increase in cash.....................            1,093,304        612,053
Cash at beginning of period..............            1,072,034      1,622,727

Cash at end of period....................          $ 2,165,338    $ 2,234,780


               See accompanying notes to financial statements

                    RIFKIN ACQUISITION PARTNERS, L.L.L.P.
              CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                                                        Nine Months Ended
                                                           September 30,
                                                       1998           1997
Cash flows from operating activities:
Net loss.................................          $(8,928,253)  $(21,014,575)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
    Depreciation and amortization........           27,971,592     29,136,224
   Amortization of deferred loan cost                  742,320        742,320
    Gain on sale of Michigan assets......           (5,989,846)             -
   Loss on disposal of fixed assets.....             2,878,535      5,077,721
   Deferred taxes benefit...............            (3,503,000)    (3,432,000)
   Increase in customer
     accounts receivable................                (1,203)       (14,549)
   Decrease (increase) in other
      receivables........................              336,629       (890,383)
   Decrease (increase) in prepaid
      expenses and other.................               (9,166)       101,033
   Increase in accounts payable and
      accrued liabilities................              307,296      2,780,480
   Increase (decrease) in customer
      deposits and prepayment...........              (126,736)       221,736
   Decrease in interest payable.........            (3,716,837)    (2,932,471)
      Net cash provided by operating
        activities......................             9,961,331      9,775,536

Cash flows from investing activities:
Additions to property, plant and
  equipment..............................          (22,583,508)   (27,211,002)
Additions to cable television
  franchises, net of retirements
  and changes in other intangible
  assets.................................             (875,107)   (14,449,055)
Net proceeds from sale of Michigan
  assets.................................           17,050,564              -
Net proceeds from the disposal of assets
  (other than Michigan)..................              194,579        232,069
      Net cash used in investing
         activities.....................            (6,213,472)   (41,427,988)

Cash flows from financing activities
Proceeds from long-term bank debt........           21,500,000     37,000,000
Payments of long term-bank debt..........          (24,925,000)    (4,500,000)
Equity distributions to partners.........              (60,076)             -
      Net cash provided by (used in)
        financing activities............            (3,485,076)    32,500,000

Net increase in cash.....................              262,783        847,548
Cash at beginning of period..............            1,902,555      1,387,232

Cash at end of period....................          $ 2,165,338    $ 2,234,780


               See accompanying notes to financial statements

                     RIFKIN ACQUISTION PARTNERS, L.L.L.P.
           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                (UNAUDITED)
               Three Months Ended September 30, 1998 and 1997

                               Preferred
                                 Equity      General        Limited
                               Interest      Partner        Partners     Total

Partners' capital (deficit)
  at 6/30/98................    $258,116   $(2,056,666)   $30,085,279   $28,286,729
Net income for the quarter
  ended 9/30/98.............     (35,443)      (59,071)    (5,812,593)   (5,907,107)
Decretion of redeemable
  partners' interest........           -        55,935        391,545       447,480
Partners' equity
  distribution..............           -          (600)       (59,476)      (60,076)

Partners' capital (deficit)
  at 9/30/98................    $222,673   $(2,060,402)   $24,604,755   $22,767,026


Partners' capital (deficit)
  at 6/30/97................    $ 355,177  $(1,648,183)   $47,730,302   $46,437,296
Net loss for the quarter
  ended 9/30/97.............      (48,759)     (81,267)    (7,996,602)   (8,126,628)
Decretion of redeemable
  partners' interest........            -       39,080        273,560       312,640

Partners' capital (deficit)
  at 9/30/97................    $ 306,418  $(1,690,370)   $40,007,260   $38,623,308


               See accompanying notes to financial statement.

                     RIFKIN ACQUISTION PARTNERS, L.L.L.P.
           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                (UNAUDITED)
               Nine Months Ended September 30, 1998 and 1997

                                   Preferred
                                     Equity       General         Limited
                                    Interest      Partner         Partners         Total

Partners' capital (deficit)
  at 12/31/97...............        $276,243     $(1,885,480)   $34,044,912    $32,435,675
Net loss for the nine months
  ended 9/30/98.............         (53,570)        (89,282)    (8,785,401)    (8,928,253)
Accretion of redeemable
  partners' interest........               -         (85,040)      (595,280)      (680,320)
Partners' equity
  distribution..............               -            (600)       (59,476)       (60,076)

Partners' capital (deficit)
  at 9/30/98................        $222,673     $(2,060,402)   $24,604,755    $22,767,026


Partners' capital (deficit)
  at 12/31/96...............        $432,505     $(1,309,354)   $61,881,692    $61,004,843
Net loss for the nine months
  ended 9/30/97.............        (126,087)       (210,146)   (20,678,342)   (21,014,575)
Accretion of redeemable
  partners' interest........               -        (170,870)    (1,196,090)    (1,366,960)

Partners' capital (deficit)
  at 9/30/97................        $306,418     $(1,690,370)   $40,007,260    $38,623,308


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

This form 10-Q is being filed in conformity with the SEC requirements for unaudited consolidated financial statements for the Company and does not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations, of partners' capital(deficit), and of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's consolidated financial position at September 30, 1998, December 31, 1997 and September 30, 1997, and its consolidated results of operations and cash flows for the three months ended September 30, 1998 and 1997. The consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto included on Form 10-K, No. 333-3084, for the year ended December 31, 1997.

2. Reclassification of Financial Statement Presentation

The 1997 results, shown on the Consolidated Statement of Operations, include the reclasification of $690,363 and $1,084,100, for the quarter and nine months ended September 30, 1997, of programmer launch support credits from selling, general and administrative expense to programming expense to be consistent with the 1998 presentation.

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

4.   Sale of Michigan Assets

On February 4, 1998, with an effective date of January 31, 1998, the Partnership sold all of its operating assets in the state of Michigan (the "Michigan Sale") to Bresnan Communications Company ("Bresnan"). The sale resulted in a gain recognized by the Company as follows:

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

5.   Senior Subordinated Notes

On January 26, 1996, the Company and its wholly-owned subsidiary, Rifkin Acquisition Capital Corp (RAC), co-issued a $125 million aggregate principal amount of 11 1/8% Senior Subordinated Notes ("the Notes") to institutional investors. These Notes were subsequently exchanged on June 18, 1996 for publicly registered notes with identical terms. Interest on the Notes is payable in cash, semi-annually on January 15 and July 15 of each year, commencing on July 15, 1996. The Notes, which mature on January 15, 2006, can be redeemed in whole or in part, at the Issuers' option, at any time on or after January 15, 2001, at redeemable prices contained in the Notes plus accrued interest. In addition, at any time on or prior to January 15, 1999, the Issuers, at their option, may redeem up to 25% of the principle amount of the notes issued to institutional investors of not less than $25 million. The Senior Subordinated Notes had a balance of $125 million At September 30, 1998 and 1997.

                     RIFKIN ACQUISITION CAPITAL CORP.
                            BALANCE SHEET

                                                September 30,    December 31,
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

                      RIFKIN ACQUISITION CAPITAL CORP.
                          NOTES TO BALANCE SHEET



1.    Organization and Summary of Significant Accounting Policies

  Organization

  Rifkin Acquisition Capital Corp. ("RACC"), a Colorado Corporation, was formed on January 24, 1996, as a wholly-owned subsidiary of Rifkin Acquisition Partners, L.L.L.P. (the "Partnership") for the purpose of co-issuing, with the Partnership, $125.0 million in Senior Subordinated Notes (the "Notes") which were used to repay advances under the Partnership's term debt and to fund the Partnership's acquisitions of certain cable television systems. Upon closing of the Notes issuance on January 26, 1996, none of the Notes were issued by RACC; accordingly, no debt is reflected on its balance sheet. In addition, RACC does not, and is not expected to have any other operations; as such, no statements of operations, stockholder's equity or cash flows are presented.


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

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Revenue increased 4.1%, or approximately $900,000, to approximately $22.3 million for the three months ended September 30, 1998 from approximately $21.4 million for the three months ended September 30, 1997. This increase resulted from approximately $2.0 million in growth in basic customers and increases in basic and tier rates, offset by approximately $1.1 million in total revenue decreases due to the January 31, 1998 sale of systems serving Bridgeport and Bad Axe, Michigan (the "Michigan Sale"). Basic customers decreased 4.6% to approximately 190,400 at September 30, 1998 from approximately 199,600 at September 30, 1997. This decrease was attributable to the approximate 11,200 customers related to the Michigan Sale, offset by continued growth in Georgia (3,100 or 5.4%). Average monthly revenue per customer increased 8.9% from $35.90 for the three months ended September 30, 1997 to $39.11 for 1998 primarily a result of rate increases. Premium service units increased 3.1% to approximately 112,900 as of September 30, 1998, from approximately 109,500 as of September 30, 1997, as a result of the Michigan Sale (6,000) offset by increases in Georgia (5,300), Tennessee (1,800) and Illinois (2,200). The Company's premium penetration increased to 59.3% from 54.9% between 1997 and 1998.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, decreased 15.3%, or approximately $600,000 to approximately $3.2 million for the three months ended September 30, 1998, and decreased as a percentage of revenue to 14.4% from 17.7%. The decrease relates to the normal annual inflationary operating expense increases, offset by an approximate $200,000 decrease related to the Michigan Sale along with small decreases in numerous expense categories due to tighter expense controls.

Programming expense, which includes costs related to basic, tier and premium services, increased 21.6%, or approximately $900,000 to approximately $4.8 million for the three months ended September 30, 1998 from approximately $3.9 million for the three months ended September 30, 1997, and increased as a percentage of revenue to 21.7% from 18.5%. The increase is due to program vendor rate increases and the addition of programming in certain systems along with lower programmer co-op credits offset by approximately $300,000 related to the Michigan Sale.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 8.3%, or approximately $300,000 to approximately $3.5 million for the three months ended September 30, 1998 from approximately $3.2 million for the same period in 1997. As a percentage of revenue, selling, general and administrative expense increased to 15.7% for the three months ended September 30, 1998 from 15.1% in 1997. Approximately $400,000 of the increase related to the normal annual inflationary selling, general and administrative expense increases, offset by an approximate $100,000 decrease related to the Michigan Sale.

Depreciation and amortization expense of approximately $9.3 million for the three months ended September 30, 1998 decreased approximately $500,000 from the three months ended September 30, 1997. The increase in depreciation resulted primarily from increases of approximately $6.7 million in 1998 and approximately $6.9 million in 1997 in property, plant and equipment, along with $4.8 million attributable to the fixed assets added in relation to the acquired systems in Manchester and Shelbyville, Tennessee (the "Act V Acquisition"). The decreases in amortization expense resulted primarily from the reduction in franchise cost related to the Michigan Sale. As a percentage of revenue, depreciation and amortization expenses decreased to 41.6% in 1998 from 45.5% in 1997.

Management fees, equal to 3.5% of gross revenue, of approximately
$800,000 in 1998 remained consistent with the three months ended
September 30, 1997.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment, decreased to approximately $2.2 million in 1998 from approximately $2.7 million in 1997.

Interest expense during 1998 decreased approximately $200,000 from the three months ended September 30, 1997 and decreased as a percentage of revenue from 28.5% to 26.7%. Interest expense was based on an average debt balance of $224.0 million with an average interest rate of 10.7% and an average debt balance of $229.4 million with an average interest rate of 10.7% for 1998 and 1997, respectively. The debt decrease was primarily a result of the increased borrowings related to the ACT V Acquisition offset by the debt retirement related to the Michigan Sale.

The Partnership is a "pass-through" entity for income tax purposes.
All income or loss flows through to the partners of the Partnership in accordance with the Partnership Agreement. An income tax benefit of approximately $1.6 million was recorded in 1998 compared to an income tax benefit of approximately $800,000 million from the three months ended September 30, 1997. The income tax benefit relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."

As a result of the factors discussed above, the Company experienced a Net Loss of approximately $5.9 million in 1998, compared with an approximate $8.1 million loss in 1997.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets and the non-cash provision for the management incentive plan, increased 3.1%, or approximately $300,000 to $10.2 million in 1998 from $9.9 million for 1997. As a percent of revenue, Adjusted EBITDA decreased to 45.6% in 1998 from 46.1% for 1997. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

Nine months Ended September 30, 1998 Compared to Nine months Ended September 30, 1997

Revenue increased 7.3%, or approximately $4.5 million, to $66.6 million for the nine months ended September 30, 1998 from $62.1 million for the nine months ended September 30, 1997. This increase resulted from approximately $6.3 million in growth in basic customers and increases in basic and tier rates, and approximately $1.2 million in total revenue as a result of the ACT V Acquisition offset by approximately $3.0 million in total revenue decreases due to the Michigan Sale.
Basic customers decreased 4.6% to approximately 190,400 at September 30, 1998 from approximately 199,600 at September 30, 1997. This decrease was attributable to the approximate 11,200 customers related to the Michigan Sale, offset by growth in Georgia (3,100 or 5.4%). Average monthly revenue per customer increased 5.9% from $35.87 for the nine months ended September 30, 1997 to $37.99 for 1998 primarily a result of acquisition timing and rate increases. Premium service units increased 3.1% to approximately 112,900 as of September 30, 1998, from approximately 109,500 as of September 30, 1997, as a result of the Michigan Sale (6,000) offset by increases in Georgia (5,300), Tennessee (1,800) and Illinois (2,200). The Company's premium penetration increased to 59.3% from 54.9% between 1998 and 1997.


Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, decreased 4.4%, or approximately $500,000 to approximately $10.2 million for the nine months ended September 30, 1998, and decreased as a percentage of
revenue to 15.3% from 17.2%.   Approximately $500,000 of the decrease
related to the Michigan Sale along with small decreases in numerous expense categories due to tighter expense controls offset by an approximate $200,000 increase related to the operating expense of the acquired systems in the ACT V Acquisition.

Programming expense, which includes costs related to basic, tier and premium services, increased 12.1%, or approximately $1.5 million to approximately $14.1 million for the nine months ended September 30, 1998 from approximately $12.6 million for the nine months ended September 30, 1997, and increased as a percentage of revenue to 21.1% from 20.2%. Approximately $300,000 of the increase relates to the programming expenses of the acquired systems in the ACT V Acquisition, along with lower programmer co-op credits offset by an approximate $700,000 decrease related to the Michigan Sale. The remainder of the increase is due to program vendor rate increases and the addition of programming in certain systems.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 6.1%, or approximately $600,000 to approximately $9.9 million for the nine months ended September 30, 1998 from $9.3 million for the same period in 1997. As a percentage of revenue, selling, general and administrative expense decreased to 14.8% for the nine months ended September 30, 1998 from 15.0% in 1997. Approximately $200,000 of the increase related to the selling, general and administrative expense of the acquired systems in the ACT V Acquisition, offset by an approximate $400,000 decrease related to the Michigan Sale. The remainder of the increase related primarily to increased wages and benefits.

Depreciation and amortization expense of approximately $28.0 million for the nine months ended September 30, 1998 decreased approximately $1.2 million from the nine months ended September 30, 1997. The increase in depreciation resulted primarily from increases of approximately $22.6 million in 1998 and approximately $27.2 million in 1997 in property, plant and equipment. The decreases in amortization expense resulted primarily from the amortization of franchise cost related to the ACT V Acquisition offset by the reduction in franchise cost related to the Michigan Sale. As a percentage of revenue, depreciation and amortization expenses decreased to 42.0% in 1998 from 46.9% in 1997.

Management fees, equal to 3.5% of gross revenue, of approximately $2.3 million in 1998 increased approximately $200,000 from the nine months ended September 30, 1997 due to the increase in the Company's revenue as a result of rate increases and increased customers as well as the ACT V Acquisition.

The gain on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment more than offset by an approximate $6.0 million gain on the Michigan sale, increased to approximately $3.1 million in 1998 from an approximate $5.1 million loss in 1997.

Interest expense during 1998 increased approximately $100,000 from the nine months ended September 30, 1997 and decreased as a percentage of revenue from 28.4% to 26.5%. Interest expense was based on an average debt balance of $223.2 million with an average interest rate of 10.6% and an average debt balance of $217.6 million with an average interest rate of 10.8% for 1998 and 1997, respectively. The debt increase was primarily a result of the increased borrowings related to the ACT V Acquisition offset by the debt retirement related to the Michigan Sale.

The Partnership is a "pass-through" entity for income tax purposes.
All income or loss flows through to the partners of the Partnership in accordance with the Partnership Agreement. An income tax benefit of approximately $3.5 million was recorded in 1998 compared to an income tax benefit of approximately $3.4 million from the nine months ended September 30, 1997. The income tax benefit relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."

As a result of the factors discussed above, the Company experienced a Net Loss of approximately $8.9 million in 1998, compared with an approximate $21.0 million loss in 1997.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, gain on the sale of Michigan assets and the non-cash provision for the management incentive plan, increased 9.4%, or approximately $2.6 million to $30.7 million in 1998 from $28.1 million for 1997. As a percent of revenue, Adjusted EBITDA increased to 46.1% in 1998 from 45.2% for 1997. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

Liquidity and Capital Resources

The Company has relied upon cash generated by operations, borrowing and equity contributions to fund capital expenditures and acquisitions, service its indebtedness and finance its working capital needs. During the comparable nine month periods ended September 30, 1998 and 1997, net cash provided by operations (including changes in working capital) of the Company was approximately $10.0 million and $9.8 million, respectively.

From December 31, 1997 to September 30, 1998, the Company's available cash and cash equivalents increased from approximately $1.9 million to approximately $2.2 million. Accounts payable and accrued liabilities increased approximately $300,000 to approximately $12.0 million from December 31, 1997 to September 30, 1998 primarily a result of bill payment timing. Customer deposits and prepayments decreased approximately $200,000 to approximately $1.3 million from December to September primarily a result of the timing of customer payments. Interest payable decreased approximately $3.7 million to approximately $3.7 million for the same comparable periods due primarily to the effect of the timing of payments. Also, for the same comparable periods, deferred taxes payable decreased approximately $3.5 million to approximately $8.6 million as a result of differences in book and tax depreciation and amortization lives and methods. Notes payable decreased by $3.4 million from December 31, 1997 to September 30, 1998 due primarily to the borrowings related to the ACT V Acquisition offset by the debt retirement related to the proceeds from the Michigan Sale.

The Company has decreased its total consolidated debt to $226.1 million as of September 30, 1998 from $229.5 million at December 31, 1997. The Company has unused commitments under the Amended and Restated Credit Agreement of $30.4 million, all of which is available for general corporate and/or acquisition purposes. Access to the remaining commitments under the Credit Agreement for general corporate purposes or Permitted Acquisitions (as defined in the Amended and Restated Credit Agreement) is subject to the Company's compliance with all covenants in such facility and the Company's Total Funded Debt Ratio (defined as the ratio of funded indebtedness of the Company to annualized Adjusted EBITDA based on the most recent quarter) being below 5.65. As of September 30, 1998, the Company's Total Funded Debt Ratio was 5.56. Interest payments on the Notes and interest and principal payments under the Amended and Restated Credit Agreement represent significant liquidity requirements for the Company. The Amended and Restated Credit Agreement provides for two term loan facilities in a total amount of $65 million. Term Loan A in the original amount of $25 million was paid down to $21.6 million based upon a portion of the proceeds from the Michigan Sale, matures on March 31, 2003 and begins amortizing on March 31, 2000. Term Loan B in the amount of $40 million, matures March 31, 2004 and begins amortizing March 31, 2002. The Amended and Restated Credit Agreement also provides for an $80 million reducing revolving facility with a final maturity date of March 31, 2003. The revolving facility was subject to permanent annual commitment reductions commencing in 1997 with a remaining commitment as of September 30, 1998 of $66.9 million. Borrowings under the Amended and Restated Credit Agreement will bear interest at floating rates and will require interest payments on various dates depending upon the interest rate options selected by the Company.

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

Year 2000 Issue

Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a system failure or miscalculations if a computer program recognizes a date of "00" as the year 1900 instead of 2000.
The Company is in the process of assessing the Year 2000 issue with regard to its internal financial and operational systems as well as third parties with which the Company has material relationships.

The Company expects to complete all significant remediation of Year 2000 issues for its internal financial and operational systems, including both information technology ("IT")systems and non-IT systems that include embedded technology such as microcontrollers by June 30, 1999. The total cost for this remediation effort is expected to be less than $100,000, and will be expensed as incurred.

The Company has identified third parties with which it has material relationships with respect to the Year 2000 issue. These parties are primarily large financial, telecommunications and information processing entities. All such third parties have reported to the Company that they are on schedule with their projects to remediate Year 2000 issues, and that they anticipate being Year 2000 compliant on a timely basis. The Company intends to continue to monitor the progress of these third parties and will develop contingency plans during Fiscal 1999 in the event one or more of these third parties fail to remediate their Year 2000 issues in such a way as to materially affect the operations of the Company. At this time the Company believes the risk of such third party failures having a material impact on the Company's operations is remote.

PART II:      OTHER INFORMATION

ITEM 5.   Other Information

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                     REVENUE AND OPERATING CASH FLOW REPORT
                                   (UNAUDITED)
                Three Months Ended September 30, 1998 and 1997


REVENUES:
                                                     1998              1997

    Georgia................................       $ 7,505,054    $ 6,546,724
 Illinois...............................            2,608,924      2,528,892
 Michigan(3)............................                6,247      1,146,635
 Tennessee..............................           12,180,466     11,205,345
 Other(2)...............................               34,860         30,526

    Total...............................          $22,335,551    $21,458,122

OPERATING CASH FLOW(1):

 Georgia................................          $ 3,519,794    $ 2,987,191
 Illinois...............................            1,394,827      1,253,284
 Michigan(3)............................                7,469        602,310
 Tennessee..............................            6,023,429      5,775,487
 Other..................................               22,814         17,006

    Total...............................          $10,968,333    $10,635,278

OPERATING CASH FLOW AS A PERCENT OF REVENUES:

 Georgia................................                46.9%          45.6%
 Illinois...............................                53.5%          49.6%
 Michigan(3)............................               119.6%          52.5%
 Tennessee..............................                49.5%          51.5%

    Total (excluding other).............                49.1%          49.6%

(1) Excludes management fee expense of $781,745 and $751,033, net losses related to the disposition of certain plant assets of $2,230,776 and $2,704,207, and non-cash management incentive plan expense of $189,999 and $189,999 for the quarters ended September 30, 1998 and 1997.

(2) Principally interest income.

(3) Activity relates to the Michigan Systems which were sold effective January 31, 1998.

                   RIFKIN ACQUISITION PARTNERS, L.L.L.P.
                  REVENUE AND OPERATING CASH FLOW REPORT
                                (UNAUDITED)
               Nine Months Ended September 30, 1998 and 1997


REVENUES:
                                                    1998              1997

    Georgia................................       $22,170,447    $19,095,311
 Illinois...............................            7,889,450      7,553,970
 Michigan(3)............................              392,429      3,387,840
 Tennessee..............................           36,085,290     32,007,032
 Other(2)...............................               99,711         81,708

    Total...............................          $66,637,327    $62,125,861

OPERATING CASH FLOW(1):

 Georgia................................          $10,748,930    $ 8,964,379
 Illinois...............................            4,136,831      3,826,968
 Michigan(3)............................               91,202      1,694,622
 Tennessee..............................           18,027,439     15,734,195
 Other..................................               32,617         23,119

    Total...............................          $33,037,019    $30,243,283

OPERATING CASH FLOW AS A PERCENT OF REVENUES:

 Georgia................................                48.5%          46.9%
 Illinois...............................                52.4%          50.7%
 Michigan(3)............................                23.2%          50.0%
 Tennessee..............................                50.0%          49.2%

    Total (excluding other).............                49.6%          48.7%

(1) Excludes management fee expense of $2,332,307 and $2,174,405, net losses related to the disposition of certain plant assets of $2,878,535 and $5,077,721 for the nine months ended September 30, 1998 and 1997, respectively, the $5,989,846 gain on the sale of Michigan assets, and non-cash management incentive plan expense of $569,997 and $669,993 for the nine months ended September 30, 1998 and 1997, respectively.

(2) Principally interest income.

(3) Activity relates to the Michigan Systems which were sold effective January 31, 1998.

                                SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, as of November 16, 1998.


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

