Form 10-K
period 1998-12-31
RIFKIN ACQUISITION PARTNERS LLLP; RIFKIN ACQUISITION CAPITAL CORP
filed 1999-04-01
CIK 1011695, 1011701

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                FORM 10-K


(Mark One)

    X     	Annual report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934
                For the fiscal year ended December 31, 1998 or

          	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period
                 from                  to                .

Commission file number:  (S-1) 333-3084

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
RIFKIN ACQUISITION CAPITAL CORP.
(Exact name of registrants as specified in their respective charters)

        Colorado                         84-1317717
        Colorado                         84-1341424
(State or other jurisdiction of         (I.R.S. EIN)
 incorporation or organization)

	360 South Monroe St., Suite 600
        Denver, Colorado                                 80209
	(Address of principal executive offices)	(zip code)

Registrant's Telephone Number including area code:  (303) 333-1215

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

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

Table of Contents


                                                                    Page
Part I

Item 1.  Business................................................	3

Item 2.  Properties..............................................	19

Item 3.  Legal Proceedings.......................................	19

Item 4.  Submission of Matters to a Vote of Security Holders.....	19

Part II

Item 5.  Market for Registrants' Common Stock and
           Related Stockholder Matters...........................	19

Item 6.  Selected Financial Data.................................	20

Item 7.  Mangement's Discussion and Analysis of Financial
           Condition and Results of Operations...................	22

Item 7A. Quantitative and Qualitative Disclosures about
           Market Risk ..........................................	29

Item 8.  Financial Statements and Supplementary Data.............	29

Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...................	49

Part III

Item 10. Directors and Executive Officers of the Registrants.....	49

Item 11. Executive Compensation..................................	52

Item 12. Security Ownership of Certain Beneficial Owners
           and Management........................................	53

Item 13. Certain Relationships and Related Transactions..........	55

Part IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K...................................57

PART I

ITEM 1 - BUSINESS

Some of the statements that follow are forward-looking statements. These statements include, without limitation, statements relating to the Company's future business plans, financial results, performance and events. The words "anticipates," "believes," "considers," "expects," "intends," "plans," or "strategy" and similar expressions identify forward-looking statements. For a list of some of the important factors (but not necessarily all of the important factors) that could cause actual results to differ from such forward-looking statements see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward-Looking Statements."

General

Rifkin Acquisition Partners, L.L.L.P., a Colorado limited liability limited partnership (the "Partnership"), through the Partnership and its subsidiaries other than Rifkin Acquisition Capital Corp., a Colorado corporation and a wholly-owned subsidiary of the Partnership ("RACC" and together with the Partnership, the "Company"), owns, operates and develops cable television systems in Georgia, Tennessee and Illinois (the "Systems"). RACC does not have any operations, operating history, assets, revenues, properties or employees, and was formed in January 1996 solely for the purpose as serving as a corporate co-issuer of 11 1/8% Senior Subordinated Notes due 2006 issued by the Partnership and RACC in January 1996 (the "Old Notes"). The Partnership is the successor to Rifkin Acquisition Partners, L. P. a Colorado limited partnership ("RAP, L.P.") that was formed in 1988 and reorganized as a Colorado limited liability limited partnership in August 1995.

At December 31, 1998, the Systems of the Company passed approximately 261,200 homes and served approximately 191,100 basic customers, at a basic penetration level of 73.1%. The Company is one of the largest multiple system operators ("MSO") in Tennessee based on information provided by the Tennessee Cable Television Association as of December 31, 1998. All of the Systems have capacities of 30 or more channels.

The Partnership pays a fee to R & A Management, LLC ("RML") of 3.5% of the Company's revenues to manage the systems. Originally, Rifkin & Associates, Inc. ("R & A") managed the Company's cable systems pursuant to a Management Agreement (the "Management Agreement") among the Company, Cable Equities of Colorado and R & A. R & A conveyed the Management Agreement to RML in September 1998, and R & A is now the manging member of RML. Monroe M. Rifkin is the sole director and shareholder of R & A.

For the year ended December 31, 1998, the Company had revenue of approximately $89.9 million, and Adjusted EBITDA (see footnote (b) on page 20) of approximately $42.8 million.

In August 1995, the Partnership effected a recapitalization in which a group led by VS&A Communications Partners I, L.P., IEP Holdings I LLC and Paine Webber Capital, Inc. acquired the interests of certain limited partners in Rifkin Acquisition Partners, L.P. ("RAP, L.P."). Concurrently, all of RAP, L.P.'s debt was repaid and the Company entered into a new credit agreement (the "Credit Agreement") with a syndicate of banks. In addition, in January 1996, the Company completed the issuance of $125 million of 11 1/8% Senior Subordinated Notes due in 2006 (the "Old Notes"), which were subsequently exchanged for publicly registered notes (the "New Notes" and collectively with the Old Notes, the "Notes"), and amended its Credit Agreement to provide ongoing borrowing availability, including availability to finance acquisitions.

Recent Developments

In February 1999, the Partnership announced the planned acquisition by Charter Communications, Inc. ("Charter") of all outstanding partnership interests in the Partnership and InterLink Communications Partners, LLLP ("InterLink") and the assumption of the outstanding debt of InterLink and the Partnership. The parties expect to finalize definitive agreements of the transactions in early April 1999 and expect to close the transactions during the third quarter of 1999.




1998 Acquisitions

Tennessee Systems

On December 31, 1998, the Company acquired certain operating assets comprising six cable television systems from InterMedia Partners and certain of their affiliated companies (the "InterMedia Systems" or the "trade acquisition"). These cable systems are located in Crossville, Monterey, Lewisburg, Hohenwald, Loretto and West Point, Tennessee. The purchase price included the trade of certain existing cable systems of the Company located in Tennessee, a payment of approxiately $719,000 and the assumption of approximately $51,000 of working capital. Upon acquisition the InterMedia Systems passed approximately 24,400 homes with approximately 700 miles of plant, and served approximately 16,100 basic service customers. Since the InterMedia Systems acquisition took place on December 31, 1998, there are no revenues related to the acquisition included in the year ended December 31, 1998 results.

Other Systems

During 1998, the Company also completed two separate transactions to acquire certain cable television operating assets located in Georgia.
 The aggregate purchase price for these systems was approximately $2.0 million. The revenues related to these other systems included in the year ended December 31, 1998 were approximately $180,000.

1997 Acquisitions

Manchester Systems

On April 1, 1997, the Company acquired certain operating assets comprising two cable television systems of American Cable TV Investors
5, Ltd. located in Manchester and Shelbyville, Tennessee (the "Manchester Systems"). The purchase price for the Manchester Systems was approximately $19.7 million including approximately $21,000 of net working capital assumed. Upon acquisition (the "Manchester Acquisition"), the Manchester Systems passed approximately 14,600 homes with approximately 360 miles of plant, and served approximately 11,700 basic service customers. The revenues related to the Manchester Systems acquisition included in the year ended December 31, 1998 and 1997 results were approximately $4.9 million and $3.3 million, respectively.

1996 Acquisitions

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

Other Systems


During 1996, the Company also acquired the operating assets of three other cable television systems all located in Tennessee, and purchased from three separate cable companies. The aggregate purchase price for these systems was approximately $2.0 million. The revenues related to these other systems included in the year ended December 31, 1996 were approximately $200,000.

Property Sales

Tennessee Systems

As indicated above, on December 31, 1998, the Company completed a trade with InterMedia Partners (the "trade sale" together with the trade acquisition heretofore the "InterMedia Swap"), resulting in the sale of certain Tennessee cable systems located primarily in Paris and Piney Flats, Tennessee (the "Rifkin systems"). The consideration was the receipt of certain Tennessee cable systems from InterMedia and the assumption of approximately $17,000 of working capital. At December 31, 1998, the Rifkin systems passed approximately 23,700 homes with 535 miles of plant and served approximately 15,600 basic service customers.

Michigan Systems

On February 4, 1998, with an effective date of January 31, 1998, the Company completed the sale of all operating assets comprising the Company's properties within Michigan (the "Michigan Systems") to Bresnan Communications Company ("Bresnan"). The sales price was $17.1 million including the assumption of working capital and closing adjustments. At December 31, 1997, the Michigan Systems passed approximately 14,300 homes with 370 miles of plant and served approximately 11,200 customers.

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

Consolidating Operations & Strategic Acquisitions. The Company believes that consolidating operations will increase Adjusted EBITDA (as defined herein) by allowing for operating efficiencies in such areas as administration, marketing, customer service and advertising sales. The Company continues to explore opportunities to consolidate headends in order to reduce maintenance costs, as well as the cost of adding new channels and implementing new technologies and services. The Company has consolidated certain of the operations of the acquired Shelbyville and Manchester Systems with certain of the operations of the Company's existing systems in Tennessee. In addition, the Company plans in 1999 to interconnect clusters of four systems in Tennessee, serving over 80,000 customers, to allow for the efficient implementation of new technologies.

Innovative Marketing. The Company markets and promotes its cable television systems with the objective of increasing penetration and average revenue per customer. The Company actively markets its basic and premium program packages through innovative marketing tactics that include direct mail and telemarketing efforts targeted to specific customer and non-customer demographic profiles, newspaper and television advertising and door-to-door sales. In selected markets, the Company is also expanding its sources of revenue from services such as pay-per-view, new product tiers, high speed data access and digitally delivered programming.

System specific marketing plans and marketing budgets are developed jointly between R & A Management, LLC and the Company's regional marketing staff. In addition, the Company incorporates into marketing plans retention marketing strategies such as customer value-building, employee training and growth-related employee incentives to ensure that marketing investments are maximized. Additional customers are also gained by cable plant extensions built to new housing developments once adequate density is available.


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

Customer Value. The Company believes it has a high quality, well-trained staff of customer service and sales representatives and local field technicians to provide valuable customer service. To this end, the Company continues to invest resources in training its customer service representatives and field technicians. In addition, the Company regularly evaluates the programming offered by its systems in order to offer its customers innovative packages of basic and premium services, including locally originated programming.

Systems

The Systems consist of three geographic clusters: Georgia, Tennessee and Illinois. The following describes each of these geographic clusters and illustrate the Company's growth over the past five years:

Georgia System. The table below sets forth certain information with respect to the Georgia System.


                               Year Ended December 31,
                          1998    1997    1996    1995    1994

Homes Passed		82,116	77,272	71,152	66,307	60,898
Basic Customers		60,526	57,173	53,386	48,925	44,290
Basic Penetration        73.7%   74.0%   75.0%   73.8%   72.7%
Average Monthly Revenue
 	   per Customer	$42.26	$39.56	$37.35	$35.44	$33.61

The Georgia System is managed by R & A Management, LLC. On a combined basis, this system consisted of approximately 1,690 miles of distribution plant. The Georgia System serves unincorporated areas in northeast Gwinnett County and certain incorporated communities therein, including the cities of Lawrenceville, Duluth, Suwanee, Buford, Sugar Hill, Dacula and Resthaven, as well as the Cities of Roswell and Mountain Park in Fulton County. All of the communities served by the Georgia System are suburbs of Atlanta.

Tennessee Systems. The table below sets forth certain information with respect to the Tennessee Systems.

                               Year Ended December 31,
                           1998     1997     1996     1995     1994

Homes Passed            143,016  138,913  120,285  115,057  110,441
Basic Customers         107,908  107,558   96,768   93,765   89,205
Basic Penetration          75.5%    77.4%    80.4%    81.5%    80.8%
Average Monthly
 Revenue per Customer(1) $37.90   $35.36(2)$32.38   $30.05   $28.73

(1) The calculation does not reflect the customers from the InterMedia Swap.
(2) Refer to Footnote (c) on Page 20.

The Tennessee Systems are managed by R & A Management, LLC. On a combined basis, these systems consisted of approximately 4,090 miles of distribution plant.

The Tennessee Systems serve the communities of Columbia, Cookeville, Tullahoma, Lebanon, McMinnville, Pulaski, Lawrenceburg, Fayetteville, Crossville, Lewisburg, Monterey, Hohenwald, Shelbyville and Manchester.
 The communities served are primarily in central and south central
Tennessee.


The Illinois Systems. The table below sets forth certain information with respect to the Illinois Systems.

                               Year Ended December 31,
                          1998    1997    1996    1995     1994

Homes Passed		36,114	35,924	35,739	35,469	 35,320
Basic Customers		22,657	23,542	23,887	24,269	 23,987
Basic Penetration         62.7%   65.5%   66.8%   68.4%    67.9%
Average Monthly
 Revenue per Customer   $38.36  $35.49  $32.70  $30.63   $29.57

The Illinois Systems are managed by R & A Management, LLC. On a combined basis, these systems consisted of approximately 600 miles of distribution plant.

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

Cable television systems generally consist of four principal operating components. The first component, known as the headend facility, receives television and radio signals and other programming and information by means of special antennae, microwave relays and satellite earth stations.
 The second component, the distribution network, which originates at the headend and extends throughout the system's service area, typically consists of coaxial or fiber optic cables placed on utility poles or buried underground, and associated electronic equipment. The third component of the system is a drop cable, which extends from the distribution network into each customer's home and connects the distribution system to the customer's television set. The fourth component, a converter, is the home terminal device that converts the services available on the cable system to channels which can be displayed by the customer's television set if the television set is not cable compatible. In addition, this component may serve as a descrambler to permit reception of limited-distribution services by authorized viewers.

Cable systems may also originate their own television programming and other information services for distribution throughout the system. Cable television systems generally are constructed and operated pursuant to nonexclusive franchises or similar licenses granted by local governmental authorities for a specified term of years.

Cable television systems offer customers various levels or "tiers" of basic cable services consisting of off-air television signals of network, independent and educational programming from local broadcasters, a limited number of television signals from so-called superstations originating from distant cities, various satellite delivered, non-broadcast channels (such as Cable-News Network ("CNN"), the USA Network ("USA"), Entertainment and Sports Programming Network ("ESPN"), The Discovery Channel and Turner Network Television ("TNT")), certain programming originated locally by the cable system such as public, governmental and educational access programs and informational displays featuring news, weather, stock market and financial reports and public service announcements. For an extra monthly charge, cable systems also typically offer premium television services to their customers. These services, such as Home Box Office ("HBO"), Showtime, Cinemax and The Movie Channel, are satellite-delivered channels consisting principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption for which a separate per channel charge may be levied by the cable system.


Generally, a customer pays an initial installation charge and fixed monthly fees for basic and premium television services and for other services, including the rental of converters and remote control devices.
 Monthly service fees constitute the primary source of revenues for cable television systems. Cable systems also generate revenues from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported cable programming. Cable systems also offer to their customers home shopping services which pay the systems a share of revenues from sales of products in the systems' service areas.

Programming and Service Offerings

Programming. R & A Management, LLC has various contracts to obtain basic and premium programming for the Systems from program suppliers whose compensation is typically based on a fixed fee per customer. The Systems select basic, tier and premium programming based on the demographics in the market, national research on the perceived value of the programming, requests from customers, the available channel capacity in each system, the cost of the networks and the availability of local advertising spots.

Some program suppliers provide volume discount pricing structures or offer marketing and launch support to the Systems. In particular, R & A Management, LLC has negotiated programming agreements for the Systems with premium service suppliers that offer cost incentives under which premium service unit prices decline as certain premium service growth thresholds are met. The Systems' successful marketing of multiple premium service packages emphasizing customer value has enabled the Systems to take advantage of such cost incentives.

The Systems have 200 retransmission consents with 46 commercial broadcast stations. None of these consents require direct payment of fees for carriage; however, in some cases the Systems have entered into agreements with certain stations to carry satellite-delivered cable programming which is affiliated with the network carried by such stations. These agreements have been renewed and will not expire until May 31, 1999 at the earliest. There can be no assurance that such agreements can or will be renewed under similar terms after their current term expiration. See "Legislation and Regulation in the Cable Television Industry."

R & A Management, LLC is a member of a programming consortium consisting of small to mid-size independent cable television operators serving, in the aggregate, approximately 5.3 million cable customers. The consortium was formed to help create efficiencies in the areas of securing and administering programming contracts, as well as to establish more favorable programming rates and contract terms for small to mid-size operators. Currently, approximately 40% of the Systems' programming contracts are negotiated directly with the networks by R & A Management, LLC; the remaining 60% are negotiated through the consortium. The Systems' programming contracts are generally for a fixed period of time (three to ten years) and are subject to negotiated renewal. As existing contracts expire, R & A Management, LLC intends to negotiate the renewals through the programming consortium.

The Systems' cable programming costs have increased in recent years and are expected to continue to increase due to carriage of additional networks, increased costs to produce or purchase cable programming, inflationary increases and other factors. However, the Company is committed to minimizing these increases. Aside from renewing expired programming contracts through the programming consortium, in certain target markets the Company will launch new and more expensive networks on new product tiers. In these markets, the Company will pay the programming suppliers for only those customers who are willing to bear an additional cost for the service rather than paying for the entire customer base who may or may not find value in the programming. In addition, in 1997, the Company began replacing more expensive networks with lower priced product of similar content and quality. The Company plans to continue cost-reducing product switchouts. Although there can be no assurances, the Company believes it will continue to have access to cable programming services at competitive prices.

Service Offerings. The Systems typically offer a choice of two tiers of basic cable television programming service: a broadcast programming tier (consisting generally of broadcast network and public television programming available "over-the-air" in the franchise community and "superstation" signals such as WTBS) and a satellite programming tier (consisting primarily of satellite delivered services such as CNN, USA, ESPN, The Discovery Channel and TNT). Approximately 92.4% of the customers in the Systems subscribed to both tiers of service as of December 31, 1998.


The Systems also offer premium programming services (e.g., HBO, Cinemax, Showtime) on both an a la carte basis and as part of discounted premium service packages. Premium packages are designed to generate incremental premium cash flow as well as enhance the perceived value of the Systems' cable service. The Systems have successfully promoted innovative premium service packages. Overall premium service penetration has increased significantly in the Systems where such packages have been introduced.
 Currently, the systems in Georgia; Centralia, Illinois; and Cookeville, Fayetteville, Columbia, Lebanon and Tullahoma, Tennessee offer movie and event pay-per-view. The other Systems offer pay-per-view on an event only basis.

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

The Company has launched digital cable service in Cookeville and Tullahoma, Tennessee, and Centralia, Illinois. The service consists of a New Product Tier, additional screens of multiplexed premium services such as HBO and Showtime, and from 8 to 27 channels of Pay-Per-View. An on-screen interactive program guide also is included in the digital service.

Cable modem service is offered in the Georgia system and the Cookeville, Lebanon and Columbia, Tennessee, systems. The service allows users access to the internet at substantially higher speeds than are available from other internet access providers. The family of services consists of residential connections, commercial connections, and virtual private network services. The Company also will undertake custom data network solutions for various commercial and institutional clients.

To further enhance revenue, additional programs and products under development include the launch of internet access services.

Systems Operations

The Company acquires, operates and develops cable television systems based on the principle of increasing operating cash flow while maintaining a high standard of technical and customer service.

The Company has a decentralized and locally responsive management structure which provides significant management experience and stability to every region. Annual operating budget preparation, strategic planning and capital expenditure allocation decisions are made jointly between R
& A Management, LLC and the Company's system managers to ensure that local needs are properly weighted with maximizing investor returns. Day to day operating decisions are made by experienced local area/system managers who are knowledgeable about local markets and responsive to the specific needs of the Company's customers. The Company believes that this management structure enhances the effectiveness of customer service efforts and assists in the maintenance of good relations with franchise authorities. Local area/system managers are rewarded for attaining operating goals through incentive and bonus plans based on predefined qualitative and quantitative measures of system-specific performance.

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


As part of the focus on service-related initiatives, the Company is committed to fostering the personal and professional growth of its employees, which includes a commitment to and investment in training.
 The Company's employees receive training in customer service, sales and customer retention skills from outside professionals and qualified internal management personnel. Technical employees are encouraged to enroll in courses available from the National Cable Television Institute and attend regularly scheduled on-site seminars conducted by equipment manufacturers to keep pace with the latest technological developments in the cable television industry. The Company believes that training programs, coupled with growth-oriented bonus and incentive plans for front line and managerial staff: (i) enhance the overall level of customer satisfaction; (ii) improve the quality of workmanship in the field which results in fewer service calls from customers; (iii) lowers service-related expenses; and (iv) strengthens the effectiveness of marketing programs.

Marketing

The Company markets and promotes its cable television systems with the objective of increasing penetration and average revenue per customer.
The Company actively markets its basic and premium program packages through marketing tactics that include direct mail and telemarketing efforts targeted to specific customer and non-customer demographic profiles, newspaper and television advertising and door-to-door sales. Each of the Company's customer service centers is supported by a Marketing Director who coordinates marketing and door-to-door campaigns throughout the geographic region. The Marketing Director is responsible for maintaining quality in the Company's sales and service by supervising and training direct sales representatives and assessing picture and service quality within the Company's cable systems. In general, customer service and sales representatives will follow up by telephone contact with the customer following a new installation to assess the quality of the installation and the overall service the customer is receiving and to assure customer satisfaction. Customer service representatives are also trained to market upgrades in service to customers and are informed of current rates, programming packages and promotions.

The Systems utilize a contract third-party service for monthly customer billing based on modern computer technology and utilizing software developed specifically for the cable television industry. Billing statements are printed and mailed directly to customers, who have approximately 15 days after receipt of the statement to remit payment to the central payment processing center. If after 30 days a customer has not made a payment, the customer is charged a late payment fee. After
35 days, if the customer has not made a payment, a "Past Due Invoice" is generated. In general, the Systems pursue collection of past due amounts by telephoning the customer at 40 days past due and attempting to collect payments through field technicians at 45 days past due. If this final attempt to collect payment fails, the customer is then disconnected. A final statement is sent within a week after disconnection, and, approximately 15 days thereafter, the account is referred to a collection agency. This approach to accounts receivable and collections has resulted in bad debt expense for the Systems consistently averaging less than 1% of its revenue.

Technology and Engineering

At December 31, 1998, the Systems maintained approximately 6,400 miles of cable distribution plant that passed approximately 261,200 homes. The following table sets forth certain information with regard to the channel capacities of the Systems as of December 31, 1998.

                                        54 or
                        33 to 53        More
                        Channels        Channels          Total
Number of Systems       19              21                40
Percent of Systems      47.5%           52.5%             100.0%
Miles of plant          1,561           4,799             6,360
Customers               42,246          148,845           191,091

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

The Company intends to use digital compression technology to enhance the current channel capacities of its cable systems. This technology is expected to allow five to ten channels or more to be carried in the space of one analog channel. Digital signals not only offer the potential for allowing cable television systems to carry more programming but also for improving the quality of the television signals carried. The Company believes that the use of digital technology in the future offers the potential for the Company to increase channel capacity in a more cost efficient manner than completely rebuilding systems with higher capacity distribution plant in certain small systems and to augment the analog capacity of those systems that have been upgraded in recent years.


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

The Company also places a high priority on using its facilities and position in the community to the benefit of the towns and cities served by its cable television systems. This commitment is especially apparent in the area of education, as each of the Systems assists area schools by supplementing their classroom curricula with cable-delivered educational services and related equipment. In addition, the Systems contribute to the communities they serve through production and carriage of locally-originated programming, covering issues and events important to area residents and otherwise underserved by local media. Ongoing support and interest in the community is continuously demonstrated through the involvement of the Systems' personnel in local causes, including promotions designed to raise money and supplies for persons in need.

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

The table below categorizes the Systems' franchises by date of expiration and presents the approximate number and percentage of basic service customers for each category of franchises as of December 31, 1998.


  Year of                                                          Percentage
Franchise       Number of         Percentage of     Number of       of Total
Expiration      Franchises      Total Franchises    Customers       Customers

1999-2001           17              15.0%            30,929          16.2%
2002-2004           19              16.8%            19,831          10.4%
After 2004          77              68.2%           140,331          73.4%
Total              113             100.0%           191,091         100.0%

No single franchise represents more than 12.4% of total customers of the Systems, and the largest five franchises represent less than 29.2% of total customers of the Systems.


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

The Company believes that it generally has good relationships with its franchising authorities. The Company has never had a franchise revoked or failed to have a franchise renewed. In addition, all of the franchises of the Company and such other entities eligible for renewal have been renewed or extended at or prior to their stated expirations, and no material franchise community has refused to consent to a franchise transfer to the Company or any such predecessor.

Competition

General. Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment, such as off-air television broadcast programming, newspapers, movie theaters, live sporting events, interactive computer programs, Internet services and home video products, including videotape cassette recorders/players. The extent to which cable service is competitive depends, in part, upon the cable system's ability to provide a greater variety of programming at a reasonable price to consumers than is available off-air or through other alternative delivery sources. See "Legislation and Regulation in the Cable Television Industry."

Direct Broadcast Satellite. During 1998, the Company continued to experience a competitive impact from medium power and higher power direct broadcast satellites ("DBS") that use higher frequencies to transmit signals that can be received by dish antennas much smaller in size than traditional home satellite dishes ("HSDs"). The DBS industry has grown rapidly over the last several years and now serves more than 9 million customers nationwide. Recently announced mergers could strengthen the surviving DBS companies.

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

Although the effect of competition from these DBS services cannot be specifically measured or predicted, it is clear there has been significant growth in DBS customers and the Company assumes that such DBS competition will be substantial in the future as developments in technology continue to increase satellite transmitter power, and decrease the cost and size of equipment needed to receive these transmissions.
 Further, the extensive national advertising of DBS programming packages, including certain sports packages not available on cable television systems, will likely continue the rapid growth in DBS customers.
Finally, if DBS develops the technology and gains the legal right to rebroadcast local broadcast signals, it could increase the growth in DBS customers.


Telephone Companies. The Telecommunications Act of 1996 (the "1996 Telecom Act") allows local telephone companies to provide a wide variety of video services competitive with services provided by cable systems and to provide cable services directly to customers. See "Legislation and Regulation in the Cable Television Industry." Cable systems could be placed at a competitive disadvantage if the delivery of video programming services by local telephone companies becomes widespread because cable systems are required to obtain local franchises to provide cable service and must comply with a variety of obligations under such franchises. Issues of cross-subsidization by local telephone companies pose strategic disadvantages for cable operators seeking to compete with local telephone companies providing video services. Additionally, the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") ensures that telephone company providers of video services will have access to acquire all significant cable programming services. Although the Company cannot predict the likelihood of success of any video programming ventures by local telephone companies or the impact on the Company of such competitive ventures, it is possible such ventures will result in significant new competition.

Other Cable Companies. Cable systems generally operate pursuant to franchises granted on a nonexclusive basis. The 1992 Cable Act gives local franchise authorities control over basic cable service rates, prohibits franchise authorities from unreasonably denying requests for additional franchises, and permits franchise authorities to operate cable systems. See "Legislation and Regulation in the Cable Television Industry." It is possible that a franchising authority might grant a second franchise to another cable company containing terms and conditions more favorable than those afforded the Systems. Well-financed businesses from outside the cable industry (such as the public utilities which own the poles on which cable is attached) may become competitors for franchises or providers of competing services. The 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to now provide cable services. See "Legislation and Regulation in the Cable Television Industry." Also, during 1997 and 1998, there has been a significant increase in the number of cities that have constructed their own cable television systems in a manner similar to city-provided utility services. These systems typically will compete directly with the existing cable operator without the burdens of franchise fees or other local regulation. Although the total number of municipal overbuild cable systems remains small, the development in 1997 and 1998 would indicate an increasing trend in cities authorizing such direct municipal competition with cable operators. In general, a cable system's financial performance will be adversely impacted where a competing cable service exists (referred to in the cable industry as an "overbuild").

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

Private Satellite Master Antenna Television. Cable operators face additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment complexes and other private residential developments. The operators of these SMATV systems often enter into exclusive agreements with apartment building owners or homeowners' associations. Due to the widespread availability of reasonably priced earth stations, SMATV systems now offer both improved reception of local television stations and many of the same satellite-delivered program services offered by franchised cable systems. Various states have enacted laws to assure franchised cable systems access to private residential complexes. These laws have been challenged in the courts with varying results. Additionally, the 1984 Cable Act gives a franchised cable operator the right to use existing compatible easements within its franchise area; however, there have been conflicting judicial decisions interpreting the scope of this right, particularly with respect to easements located entirely on private property. Further, the FCC in 1997, adopted new rules that restrict the ability of cable operators to maintain ownership of cable wiring inside multi-unit buildings, thereby making it less expensive for SMATV competitors to reach those customers. See Legislation and Regulation below. Finally, the FCC in 1998 ruled that private cable operators can lease video distribution capacity from local telephone companies and, thereby, distribute cable programming services over the public rights-of-way without obtaining a franchise. This could provide a significant regulatory advantage for private cable operators in the future. The ability of the Company to compete for customers in communities served by SMATV operators is uncertain.

Multichannel and Local Multipoint Distribution Service. Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS") which use low-power microwave frequencies to transmit video programming over-the-air to customers. The 1992 Cable Act ensures that MMDS operators have access to acquire all significant cable television programming services. Although there are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to customers in areas served by the Company's cable systems, such competition is not yet significant. Recent investments in, or acquisitions of, MMDS companies by local phone companies, including BIMS acquiring a MMDS operation in the Atlanta, Georgia market, are likely to substantially increase the competitive impact of MMDS services in selected markets throughout the country. BIMS activated a digital MMDS operation in mid-1998 which affects portions of Roswell and Gwinnett County, Georgia. Due to "line-of-sight" issues, the impact has been minimal. Additionally, the FCC has proposed to allocate frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS. The Company is unable to predict whether wireless video distribution services, such as DBS and MMDS, will have a material impact on its future operations. Finally, an emerging technology, local multipoint distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a customer's home. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current, fully-operational LMDS systems.

In August 1995, Heartland Wireless Communications ("HWC") launched an MMDS wireless television system in southeast Illinois near the community of McLeansboro. The signal pattern of the MMDS operation covers a radius of approximately 35 miles. The Illinois systems that could be affected by this signal pattern are McLeansboro, Mt. Vernon, Wayne City, Woodlawn, Grayville and Sesser/Valier. Collectively, these systems have approximately 9,300 basic customers. Depending on the headend serving a particular community, these systems offer between 31 and 60 basic channels for between $28.95 and $31.95 per month. HWC's basic package currently consists of 26 basic channels, including three local broadcast channels and 23 cable satellite channels for $27.95 per month. HBO and Cinemax can be added for an additional $9.95 per month. The company has partnered with The Dish Network to provide 70 additional channels for an additional $19.95 per month on a separate billing. HWC filed "Chapter 11" bankruptcy on December 4, 1998. The Company believes that HWC has had no material effect on the Illinois systems.

Wireless One, Inc. operates MMDS wireless television systems near Manchester, Tennessee near the Company's Manchester, Tullahoma, McMinnville and Lawrenceburg systems. Depending on the headend serving each community, these systems offer between 33 and 60 basic channels for between $26.90 and $32.40 per month. Wireless One, Inc. currently offers a basic service package consisting of 30 channels, including local broadcast channels and cable satellite channels, for $25.95 per month and two premium channels, HBO and Showtime, for $11.95 and $9.95 per month, respectively. Due to the hilly and wooded topography in the area, the Manchester, Tullahoma, McMinnville and Lawrenceburg systems are minimally affected by the signal pattern of the MMDS operation near Manchester.
 To date, these MMDS operations have had no material impact on any of the Company's Tennessee systems.

VHF/UHF Broadcasters. Most areas of the United States are covered by traditional terrestrial VHF/UHF television broadcasts that typically include three to ten channels. These broadcasters are often low to medium power operators with a limited coverage area and provide local, network and syndicated programming. The local content nature of the programming may be important to the consumer, and VHF/UHF programming is typically free of charge. The FCC has allocated additional digital spectrum to licensed broadcasters. At least during the transition period, each existing television station will be able to retain its present analog frequencies and also transmit programming on a digital channel that may permit multiple programming services per channel.


Other Potential Competition. Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and to businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. The expansion of fiber optic systems by telephone companies and other common carriers will provide facilities for the transmission and distribution of video programming, data and other non-video services. The FCC has held spectrum auctions for licenses to provide personal communications services ("PCS"). PCS could enable license holders, including cable operators, to provide voice and data services.

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry.

Employees

At December 31, 1998, the Systems had 339 full-time employees and 2 part-time employees, none of whom are subject to a collective bargaining agreement. The Company considers its relations with its employees to be good. In addition, R & A Management, LLC, which is responsible for providing management services to the Company, employs 73 persons. See
Item 13 - "Certain Relationships and Related Transactions."

Legislation and Regulation in the Cable Television Industry

The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The 1996 Telecom Act altered the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

The 1996 Telecom Act required the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined.
Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company's operations. This section briefly summarizes key laws and regulations affecting the operation of the Company's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Company.

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


Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable customers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

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

Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers.
 This requires, for example, that the incumbent local telephone company must allow new competing telecommunications providers to connect to the local telephone distribution facilities. In a January 1999 decision, the Supreme Court upheld the FCC's fundamental interconnection requirements.
 However the court ordered the FCC to reconsider to what extent the local telephone company must make available for resale separate components of its local telephone system.

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

Under the 1996 Telecom Act, a LEC providing video programming to customers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS").
 To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. Additionally, a January 1999 federal court of appeals decision held that OVS providers can be required by local franchising authorities to obtain a franchise prior to providing OVS services.


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

Access Channels. LFAs can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited.
 In February of 1997, the FCC released revised rules which mandated a modest rate reduction which has made commercial leased access a more attractive option for third party programmers, particularly for part-time leased access carriage.

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

The FCC recently completed a rulemaking designed to encourage and facilitate third-party sale of cable converters to cable customers. Specifically, the FCC requires cable operators to segregate security functions of set top boxes from all other functions by July 1, 2000. Additionally, as of January 1, 2005, cable operators can no longer lease or sell converter set top boxes that have integrated security and navigation functions. The result of this rulemaking is that cable customers will not necessarily obtain their set top boxes from the cable operator, but instead, may purchase such set top boxes from third-party vendors. Such third-party sales of previously unmodified cable set top boxes could make it more difficult for cable operators to combat theft of service.

Internet Service Regulation. The Company began offering high-speed internet service to customers in 1997. Although there is no significant federal regulation of cable system delivery of internet services at the current time, and the FCC recently issued a report to Congress finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of internet services.
 In particular, proposals have been advanced at the FCC that would require cable operators to provide access to unaffiliated internet service providers and online service providers. Certain internet service providers also are attempting to use existing commercial leased access provisions of the Communications Act to gain access to cable system delivery. Finally, some local franchising authorities are considering the imposition of mandatory internet access requirements as part of cable franchise renewals or transfer approvals.

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

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

There is no established public trading market for any of the registrants' equity securities. All 1,000 outstanding shares of common stock of RACC are owned by the Partnership. RACC has not declared any cash dividends on such common stock in the last two fiscal years and has no present intention to pay cash dividends in the foreseeable future. The Partnership interests of the Partnership are held by sixteen holders.

Within the past year, the Registrants have not issued any securities without registration under the Securities Act.

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data set forth on the following pages as of December 31, 1998 and 1997 and, for the years ended December 31, 1998, 1997 and 1996, have been derived from, and are qualified by reference to, the audited financial statements of the Company included herein. The selected consolidated financial data set forth on the following page as of December 31, 1995 and 1994, and for the four months ended December 31, 1995 and the eight months ended August 31, 1995, and for the year ended December 31, 1994 have been derived from the Company's audited financial statements not included herein. Because of the Recapitalization, the Company's results of operations for the four month period from September 1, 1995 to December 31, 1995 and for the year ended December 31, 1996, 1997 and 1998 are not comparable to results for prior periods. The Company's acquisitions of cable television systems during the year ended December 31, 1996 included in the selected consolidated financial data presented below, materially affect the comparability with data from previous periods. Recent federal legislation and related existing and pending FCC regulation applicable to cable television companies could have a material adverse impact on the Company's business in the future. The selected consolidated financial data set forth below should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company (including accompanying notes) included thereto (amounts in thousands except Operating Data).




                                                                The Company                                    RAP L.P.
                                                                            Combined
                                             Year       Year      Year      Year        Four            Eight
                                             Ended      Ended     Ended     Ended       Months          Months     Year
                                             Dec. 31,   Dec. 31,  Dec. 31,  Dec. 31,    Ended           Ended      Ended
                                             1998       1997      1996      1995(a)     12/31/95        8/31/95    12/31/94
Statement of Operations Data:
Revenue                                      $  89,921  $ 84,325  $ 71,285   $50,208     $17,301        $ 32,907    $ 44,889
Costs and Expenses:
   Operating expense                            13,305    14,147    10,363     7,311       2,634           4,677       7,146
   Programming expense                          18,021    15,679    14,109    10,163       3,496           6,667       8,530
   Selling, general and
      administrative expense                    13,757    12,695    11,353     7,054       2,486           4,568       6,090
   Depreciation and amortization                37,214    38,631    35,298    15,825       8,200           7,625      13,154
   Management fees                               3,147     2,951     2,475     2,251         606           1,645       2,244
   Costs associated with
      transfer of net assets                         -         -         -       441           -             441           -
   Loss on disposal of assets                    3,437     7,835     1,357       506         275             231         128
      Total costs and expenses                  88,881    91,938    74,955    43,551      17,697          25,854      37,292

Operating income (loss)                          1,040    (7,613)   (3,670)    6,657        (396)          7,053       7,597
Gain from sale of cable systems                (42,863)        -         -         -           -               -
Interest expense                                23,662    23,765    21,607    18,871       4,252          14,619      18,008

Income (loss) before income taxes
   and extraordinary item                       20,241   (31,378)  (25,277)  (12,214)     (4,648)         (7,566)    (10,411)
Income tax expense (benefit)                    (4,178)   (5,335)   (3,646)   (3,232)     (1,674)         (1,558)      1,558
Income (loss) before extraordinary item         24,419   (26,043)  (21,631)   (8,982)     (2,974)         (6,008)    (11,969)
Extraordinary item- Loss on early
   retirement of debt                                -         -         -     1,699           -               -           -
        Net income (loss)                     $ 24,419  $(26,043) $(21,631) $(10,681)    $(2,974)       $ (7,707)   $(11,969)

Other Financial Data:
   Capital expenditures
      (excluding acquisitions)                $ 26,355  $ 28,009  $ 16,897  $  7,479     $  3,360       $  4,119    $  6,280
   Adjusted EBITDA(b)                           42,811    39,712    33,085    23,429        8,079         15,350      20,879

Operating Data:
   Homes passed                                261,246   266,465   241,317   174,054            -              -     165,740
   Basic customers                             190,091   199,455   185,188   132,271            -              -     124,059
   Basic penetration                              73.1%     74.9%     76.7%     76.0%           -              -        74.9%
   Premium service units                       117,258   108,729   108,118    80,385            -              -      74,913
   Premium penetration                            61.4%     54.5%     58.4%     60.8%           -              -        60.4%
   Average monthly revenue
      per basic customer(c)                     $38.39    $36.54    $34.13    $32.65            -              -      $31.19

Balance Sheet Data (at end of period):
   Total assets                               $317,304  $302,040  $299,833         -    $ 238,045              -    $ 95,210
   Total debt                                  224,575   229,500   198,500         -      137,500              -     166,833
   Redeemable partners' interests
      and detachable warrants                   10,180     7,387     4,862         -        3,600              -       2,739
   Total partners' capital (deficit)            54,002    32,436    61,005         -       68,898              -     (85,057)

(a)	Reflects the historical financial data of the Company for the eight months ended August 31, 1995 and the four months ended December 31, 1995, combined for convenience purposes.  See "Management's Discussion and Analysis of Financial
        Condition and Results of Operations" and consolidated financial statements of the Company.

(b)	Adjusted EBITDA represents income (loss) before interest expense, income taxes, depreciation and amortization, costs associated with the transfer of net assets, loss on disposal of assets, incentive plan expense, escrow income and extraordinary item, and gain from sale of cable systems.  Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations.  Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

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

Forward-looking statements include, but are not limited to, statements under the following headings: (i) "Business - Business Strategy" about the effect of consolidation of operations on Adjusted EBITDA, the intention to rebuild the bandwidth of the Company's Systems and the commitment to extend the Company's distribution systems; (ii) "Business
- Programming and Service Offerings" about the Company's plans to continue cost-reducing product switchouts and belief regarding continued access to cable programming at reasonable prices; (iii) "Business - Systems Operations" regarding the Company's belief that its management structure enhances the effectiveness of customer service efforts and assists in the maintenance of good relations among franchise authorities;
(iv) "Business - Technology and Engineering" about the Company's plans to reduce the number of headends to lower costs and promote efficiency and the Company's intention to use digital compression technology; (v) "Business - Competition" about the materiality of the effect of certain competitors; (vi) "Business - Legislation and Regulation in the Cable Television Industry; about the Company's belief that the majority of its systems qualify for small system rate relief; (vii) "Management's Discussion and Analysis of Financial Conditions and Results of Operations
- Liquidity and Capital Resources" about the sufficiency of the expected cash flow of the Company; and (viii) "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Year 2000" about the expected financial impact of the Year 2000 problem on the Company.

The Company does not undertake to update, revise or correct any of the forward-looking information. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.
 Such factors include, among others, the following:

    * Competition in the television programming industry, including competition from other companies providing programming via cable, DBS, telephone lines, SMATV, MMDS or LMDS. See "Business - Competition";
    * The Company's substantial leverage and the risk that the Company may be unable to service or repurchase the Partnership's and RACC's debt. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources";
    * Certain restrictions imposed by the terms of the Company's indebtedness, including the ability to incur additional indebtedness, incur liens, pay distributions or make other restricted payments, consummate asset sales, enter into certain transactions with affiliates, merge or consolidate with other persons or sell, assign, transfer, lease, convey or dispose of all or substantially al of the assets of the Company. see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources;"
    * Increases in the costs of cable programming the Company provides to consumers in its Systems and the inability to have access to sufficient cable programming. See "Business - Programming and Service Offerings - Programming";
    * The ongoing need for significant capital expenditures to expand the Company's cable Systems, conduct routine replacement of cable television plant and increase channel capacity of certain Systems. See "Business - Business Strategy - System Enhancement" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources." The inability of the Company to fund such capital expenditures could have a materially adverse impact on the Company;
    * The potential for the termination of franchises by local franchise authorities or renewal of such franchises on less favorable terms, either of which could have a materially adverse impact on the Company's results of operations;
    * The non-exclusivity of franchises which could permit other cable programming providers the opportunity to compete directly with the Company's Systems. See "Business - Competition - Other Cable Companies";
    * Changes in or the inability to comply with government regulation in the cable television industry. See "Business - Legislation and Regulation in the Cable Television Industry";
    * The Company's dependence on key personnel in executing the Company's plans, including Monroe M. Rifkin, Chairman of R & A, Kevin B. Allen, Vice Chairman and Chief Executive Officer of R & A and Jeffrey D. Bennis, President and Chief Operating Officer of R & A, the loss of any of whom could have a materially adverse impact on the Company;
    * Uncertainties regarding Year 2000 issues which could materially adversely impact the Company, including the failure to identify and correct all computer codes and embedded chips or otherwise obtain Year 2000 readiness or the failure of third parties with which the company transacts business to achieve Year 2000 readiness. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Year 2000";
    * The dependence upon distributions to the Partnership from the Partnership's subsidiaries. The Company derives a substantial portion of operating income from its subsidiaries which funds are necessary for the Company to meet its obligations; and
    * Potential conflicts of interest arising out of the relationship between the Company, RACC, and affiliates. R & A Management, LLC ("RML"), which is controlled by Monroe M. Rifkin through Mr. Rifkin's ownership of RML's managing member R & A, manages all aspects of the business and operations for he Company for a management fee. Certain decisions concerning the management of the Company may present conflicts of interest between the Company and RML. See "Certain Relationships and Related Transactions."

Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

Results of Operations

1998 compared to 1997

Revenue increased 6.7%, or approximately $5.6 million, to $89.9 million for the year ended December 31, 1998 from $84.3 million for the year ended December 31, 1997. This increase resulted from approximately $8.6 million in growth in basic customers and increases in basic and tier rates, and approximately $1.2 million in total revenue as a result of the systems acquired in Manchester and Shelbyville, Tennessee (the "ACT V Acquisition") in April 1997 offset by approximately $4.2 million in total revenue decreases due to the January 31, 1998 sale of systems serving Bridgeport and Bad Axe, Michigan (the "Michigan Sale"). Basic customers decreased 4.3% to approximately 191,000 at December 31, 1998 from approximately 199,500 at December 31, 1997. This decrease was attributable to the approximate 11,200 customers related to the Michigan Sale, offset by an approximate 400 customer increase related to the December 31, 1998 swap of systems in Paris and Piney Flats, Tennessee for systems in Crossville and Lewisburg, Tennessee(the "Tennessee Swap") as well as growth in Georgia (3,400 or 5.9%). Average monthly revenue per customer increased 5.1% from $36.54 for the twelve months ended December 31, 1997 to $38.39 for 1998 primarily a result of acquisition timing and rate increases. Premium service units increased 7.8% to approximately 117,300 as of December 31, 1998, from approximately 108,700 as of December 31, 1997, as a result of the Michigan Sale (5,800) offset by increases in Georgia (7,700), Tennessee (3,400) and Illinois (3,300).
 The Company's premium penetration increased to 61.4% from 54.5% between 1998 and 1997.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, decreased 6.0%, or approximately $800,000 to approximately $13.3 million for the twelve months ended December 31, 1998, and decreased as a percentage of revenue
to 14.8% from 16.8%.   Approximately $600,000 of the decrease related to
the Michigan Sale along with small decreases in numerous expense categories due to tighter expense controls offset by an approximate $200,000 increase related to the operating expense of the acquired systems in the ACT V Acquisition.


Programming expense, which includes costs related to basic, tier and premium services, increased 14.9%, or approximately $2.3 million to approximately $18.0 million for the twelve months ended December 31, 1998 from approximately $15.7 million for the twelve months ended December 31, 1997, and increased as a percentage of revenue to 20.0% from 18.6%. Approximately $300,000 of the increase relates to the programming expenses of the acquired systems in the ACT V Acquisition, along with lower programmer co-op credits offset by an approximate $1.0 million decrease related to the Michigan Sale. The remainder of the increase is due to program vendor rate increases and the addition of programming in certain systems.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 8.4%, or approximately $1.1 million to approximately $13.8 million for the twelve months ended December 31, 1998 from $12.7 million for the same period in 1997. As a percentage of revenue, selling, general and administrative expense increased to 15.3% for the twelve months ended December 31, 1998 from 15.1% in 1997. Approximately $200,000 of the increase related to the selling, general and administrative expense of the acquired systems in the ACT V Acquisition, offset by an approximate $500,000 decrease related to the Michigan Sale. The remainder of the increase related primarily to increased wages and benefits.

Depreciation and amortization expense of approximately $37.2 million for the twelve months ended December 31, 1998 increased approximately $1.4 million from the twelve months ended December 31, 1997. The increase in depreciation resulted primarily from increases of approximately $26.4 million in 1998 and approximately $28.0 million in 1997 in property, plant and equipment. The decreases in amortization expense resulted primarily from the amortization of franchise cost related to the ACT V Acquisition offset by the reduction in franchise cost related to the Michigan Sale. As a percentage of revenue, depreciation and amortization expenses decreased to 41.4% in 1998 from 45.8% in 1997.

Management fees, equal to 3.5% of gross revenue, of approximately $3.1 million in 1998 increased approximately $200,000 from the twelve months ended December 31, 1997 due to the increase in the Company's revenue as a result of rate increases and increased customers as well as the ACT V Acquisition.

The gain from the sale of assets of approximately $42.9 million is a result of the Michigan Sale ($6.0) and the Tennessee Swap ($36.9).

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment decreased to approximately $3.4 million in 1998 from an approximate $7.8 million loss in 1997.

Interest expense during 1998 decreased approximately $100,000 from the twelve months ended December 31, 1997 and decreased as a percentage of revenue from 28.2% to 26.3%. Interest expense was based on an average debt balance of $227.0 million with an average interest rate of 10.6% and an average debt balance of $214.0 million with an average interest rate of 10.8% for 1998 and 1997, respectively. The debt decrease was primarily a result of the increased borrowings related to the ACT V Acquisition offset by the debt retirement related to the Michigan Sale as well as increased cash provided by operating activities.

The Partnership is a "pass-through" entity for income tax purposes. All income or loss flows through to the partners of the Partnership in accordance with the Partnership Agreement. The income tax benefit relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes." An income tax benefit of approximately $4.2 million was recorded in 1998 compared to an income tax benefit of approximately $5.3 million from the twelve months ended December 31, 1997.

As a result of the factors discussed above, the Company experienced Net Income of approximately $24.4 million in 1998, compared with an approximate $26.0 million loss in 1997.


Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, gain from the sale of assets and the non-cash provision for the management incentive plan, increased 7.8%, or approximately $3.1 million to $42.8 million in 1998 from $39.7 million for 1997. As a percent of revenue, Adjusted EBITDA increased to 47.6% in 1998 from 47.1% for 1997. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

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

Liquidity and Capital Resources

The Company has relied upon cash generated by operations, borrowings and equity contributions to fund capital expenditures and acquisitions, service its indebtedness and finance its working capital needs. During the comparable twelve month periods ended December 31, 1998 and 1997, net cash provided by operations (including changes in working capital) of the Company was approximately $17.3 million and $16.5 million, respectively.


From December 31, 1997 to December 31, 1998, the Company's available cash and cash equivalents increased from approximately $1.9 million to approximately $2.3 million. Customer accounts receivable increased approximately $300,000 while other receivables increased approximately $500,000, both primarily a result of the timing of receipts. Customer deposits and prepayments increased approximately $100,000 to approximately $1.7 million from year to year primarily a result of the timing of customer payments. Interest payable decreased approximately $100,000 to approximately $7.2 million for the same comparable periods due primarily to the effect of the timing of payments. Also, for the same comparable periods, deferred taxes payable decreased approximately $4.2 million to approximately $7.9 million as a result of differences in book and tax depreciation and amortization lives and methods. Notes payable decreased by $4.9 million from December 31, 1997 to December 31, 1998 due primarily to the borrowings related to the ACT V Acquisition offset by the debt retirement related to the proceeds from the Michigan Sale.


The Company has decreased its total consolidated debt to $224.6 million as of December 31, 1998 from $229.5 million at December 31, 1997. The Company has unused commitments under the Amended and Restated Credit Agreement of $30.0 million, all of which is available for general corporate and/or acquisition purposes. Access to the remaining commitments under the Credit Agreement for general corporate purposes or Permitted Acquisitions (as defined in the Amended and Restated Credit Agreement) is subject to the Company's compliance with all covenants in such facility and the Company's Total Funded Debt Ratio (defined as the ratio of funded indebtedness of the Company to annualized Adjusted EBITDA based on the most recent quarter) being below 5.50. As of December 31, 1998, the Company's Total Funded Debt Ratio was 4.65. Interest payments on the Notes and interest and principal payments under the Amended and Restated Credit Agreement represent significant liquidity requirements for the Company. The Amended and Restated Credit Agreement provides for two term loan facilities in a total amount of $65 million. Term Loan A in the original amount of $25 million was paid down to $21.6 million based upon a portion of the proceeds from the Michigan Sale, matures on March 31, 2003 and begins amortizing on March 31, 2000. Term Loan B in the amount of $40 million, matures March 31, 2004 and begins amortizing March 31, 2002. The Amended and Restated Credit Agreement also provides for an $80 million reducing revolving facility with a final maturity date of March 31, 2003. The revolving facility was subject to permanent annual commitment reductions commencing in 1997 with a remaining
commitment as of December 31, 1998  of $65.0 million.   Borrowings under
the Amended and Restated Credit Agreement will bear interest at floating rates and will require interest payments on various dates depending upon the interest rate options selected by the Company.

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

Year 2000

As many computer software, hardware, and other equipment with embedded chips or processors (collectively, the Abusiness systems@) use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 issue.

During 1998, the Company began an enterprise-wide, comprehensive effort to assess and remediate Year 2000 issues in the following areas: (a) the Company's technology systems, including software and computer and peripheral hardware used in the Company's operations, (b) electronic data interchange systems, (c) non-information technology systems (embedded technology), including PBX and voice messaging systems, heating and air conditioning systems, alarm systems, predictive dialers, radio communication systems and other support role systems, and (d) Year 2000 compliance of entities or persons from which the Company retrieves or receives data or products (including states, counties and other vendors) and third parties which the Company has a material relationship. The Company undertook this action to ensure their computer systems and related software, facilities, and equipment, process and store information in the Year 2000 and thereafter. The Company's Year 2000 remediation efforts include an assessment of its critical systems, including customer service and billing systems, information systems, and product reception and distribution systems.


The Company has a Year 2000 Task Force (ATask Force@) and includes representatives from all business divisions. The Task Force is responsible for overseeing the remediation efforts and ensures that all-necessary action and resources are in place. The Task Force has implemented a six phase plan to identify and repair Year 2000 affected systems: (i) inventory systems to identify potentially date-sensitive systems, including third party-products; (ii) assess the systems for Year 2000 compliance and evaluate the actions necessary to bring it into compliance; (iii) remediation of the system by modifying, upgrading or replacing the system; (iv) testing the corrected systems; (v) deploy the corrected system; and (vi) monitor the corrected system.

Inventory assessment and remediation of the information systems is substantially complete. Significant progress has been made to complete the testing and deployment, which is scheduled for completion by June 30, 1999.

Inventory and assessment of the cable system facilities, which includes the customer service, and product reception and distribution systems, are
substantially complete.   Remediation, testing and deployment are
collectively approximately 50% complete and are scheduled to be completed by September 30, 1999.

The Company is continuing its survey of the significant third-party vendors and suppliers whose systems, services or products that are important to the Company's operations. The Company has received information that critical systems, services and products supplied to the Company by third parties are Year 2000 compliant or are expected to be Year 2000 compliant before the year 2000. Third-party vendors and suppliers whose systems will not be compliant before the year 2000 have been replaced, will be scheduled to be replaced or a contingency plan will be developed to accommodate the vendor or supplier. Although the Company believes that its own internal systems will be Year 2000 compliant, no assurance can be given that the systems of the external sources of the Company's data, telephone and utility providers, customers and other third parties which the Company has a materiel relationship will be Year 2000 compliant. The Company will be continuing to contact these entities during 1999 to assess their state of Year 2000 readiness and to plan changes that may be necessary to prevent any Year 2000 impact on the Company's systems. Depending on the length of time the contingency plans remain in effect, they could have an adverse effect on the Company's business, operations and financial condition.

The Task Force will coordinate the development of contingency plans in the event the Company's plan to identify and repair Year 2000 affected systems is not completed by their scheduled completion dates. The Company expects to have solidified its contingency plans by no later than June 30, 1999.

The remediation and testing of the Company's business systems will cost an estimated $200,000. These costs are to be expensed in the period incurred and funded through cash flows from operations. Expenses to date have approximated $50,000. The financial impact is not expected to be material to the Company's financial position or results of operations.

The scheduled completion dates and costs associated with the various components of the Year 2000 compliance plan described above are estimated and are subject to change.

The Company believes that it has and will continue to devote the resources necessary to achieve Year 2000 readiness in a timely manner.
 However, there can be no assurance that the Company's internal systems, the systems of others on which the Company relies, or the systems of the Company's customers will be Year 2000 ready in a timely and appropriate manner or that the Company's contingency plans or the contingency plans of others on which the Company relies will mitigate the effects of the Year 2000 problem. Currently, the Company believes that the most reasonable likely worst case scenario would be its inability to receive and/or retransmit product to their customers and the failure of customer service and billing systems. While the Company does not expect this scenario to occur, if it did occur, it could result in the reduction of the Company's operations, despite the successful execution of the Company's business continuity and contingency plans, and accordingly, have an adverse effect on the Company's business, operations and financial condition.

The forgoing discussion under the heading "Year 2000" constitutes and is denominated as "year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                       Page
Rifkin Acquisition Partners, L.L.L.P.
Rifkin Acquisition Partners, L.P.
Report of Independent Accountants                       F-1
Consolidated Balance Sheet                              F-2
Consolidated Statement of Operations                    F-3
Consolidated Statement of Cash Flows                    F-4
Consolidated Statement of Partners' Capital (Deficit)	F-5
Notes to Consolidated Financial Statements              F-6

Rifkin Acquisition Capital Corp.
Report of Independent Accountants                       F-17
Balance Sheet                                           F-18
Notes to Balance Sheet                                  F-19

	REPORT OF INDEPENDENT ACCOUNTANTS




March 19, 1999



To the Partners of
 Rifkin Acquisition Partners, L.L.L.P.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, partners' capital (deficit) and cash flows present fairly, in all material respects, the financial position of Rifkin Acquisition Partners, L.L.L.P. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
 We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

	RIFKIN ACQUISITION PARTNERS, L.L.L.P.

	CONSOLIDATED BALANCE SHEET


                                            12/31/98                  12/31/97
ASSETS

Cash and cash equivalents                $     2,324,892         $     1,902,555
Customer accounts receivable, net of
  allowance for doubtful accounts of
  $444,839 in 1998 and $425,843 in 1997         1,932,140              1,371,050
Other receivables                               5,637,771              4,615,089
Prepaid expenses and other                      2,398,528              1,753,257

Property, plant and equipment at cost:
  Cable television transmission and
    distribution systems and
      related equipment                       149,376,914            131,806,310
  Land, buildings, vehicles and
      furniture and fixtures                    7,421,960              7,123,429
	156,798,874 	138,929,739

  Less accumulated depreciation               (35,226,773)           (26,591,458)
           Net property, plant
              and equipment                   121,572,101            112,338,281

Franchise costs and other
  intangible assets, net of
  accumulated amortization of
  $67,857,545 in 1998
  and $53,449,637 in 1997                     183,438,197            180,059,655

           Total assets                     $ 317,303,629          $ 302,039,887

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities    $   11,684,594         $  11,690,894
Customer deposits and prepayments                1,676,900             1,503,449
Interest payable                                 7,242,954             7,384,509
Deferred tax liability, net                      7,942 000            12,138,000
Notes payable                                  224,575,000           229,500,000

Total liabilities                              253,121,448           262,216,852

Commitments and contingencies (Notes 8 and 14)

Redeemable partners' interests                  10,180,400             7,387,360

Partners' capital (deficit):
  General partner                               (1,991,018)           (1,885,480)
  Limited partners                              55,570,041            34,044,912
  Preferred equity interest                        422,758               276,243
Total partners' capital                         54,001,781            32,435,675

Total liabilities
 and partners' capital                       $ 317,303,629         $ 302,039,887

The accompanying notes are an integral part of the consolidated financial statements

                        RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                        CONSOLIDATED STATEMENT OF OPERATIONS



                                             Years Ended
                             12/31/98          12/31/97        12/31/96
Revenue:
Service                      $ 82,498,638    $ 78,588,503    $ 66,433,321
Installation and other          7,422,675       5,736,412       4,852,124

         Total revenue         89,921,313      84,324,915      71,285,445

Costs and Expenses:
Operating expense              13,305,376      14,147,031      10,362,671
Programming expense            18,020,812      15,678,977      14,109,527
Selling, general and
  administrative expense       13,757,090      12,695,176      11,352,870
Depreciation                   15,109,327      14,422,631      11,725,246
Amortization                   22,104,249      24,208,169      23,572,457
Management fees                 3,147,246       2,951,372       2,475,381
Loss on disposal of assets      3,436,739       7,834,968       1,357,180

   Total costs and expenses    88,880,839      91,938,324      74,955,332

Operating income (loss)         1,040,474      (7,613,409)     (3,669,887)
Gain from the sale of
   assets (Note 4)            (42,863,060)              -               -
Interest expense               23,662,248      23,765,239      21,607,174


Income (loss) before
   income taxes                20,241,286     (31,378,648)    (25,277,061)
Income tax benefit             (4,177,925)     (5,335,000)    ( 3,645,719)


Net income (loss)            $ 24,419,211    $(26,043,648)   $(21,631,342)

The accompanying notes are an integral part of the consolidated financila statements.

                     RIFKIN ACQUISITION PARTNERS, L.L.L.P.

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                 Years Ended
                                                                   12/31/98        12/31/97        12/31/96
Cash flows from operating activities:
  Net income (loss)                                             $  24,419,211   $(26,043,648)   $(21,631,342)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                37,213,576      38,630,800      35,297,703
      Amortization of deferred loan costs                             989,760         989,760         970,753
      Gain on sale of assets (Note 4)                             (42,863,060)              -               -
      Loss on disposal of fixed assets                              3,436,739       7,834,968       1,357,180
      Deferred tax benefit                                         (4,196,000)     (5,335,000)     (3,654,000)
      Increase in customer accounts receivables                      (300,823)       (186,976)       (117,278)
      Increase in other receivables                                  (474,599)     (1,992,714)       (994,681)
      (Increase) decrease in prepaid expenses and other              (684,643)         23,015        (494,252)
      Increase in accounts payable and accrued liabilities             34,073       1,753,656       3,245,736
      Increase (decrease) in customer deposits and prepayments        (86,648)        231,170         164,824
      Increase (decrease) in interest payable                        (141,555)        600,248       6,692,988

          Net cash provided by operating activities                 17,346,031     16,505,279      20,837,631

Cash flows from investing activities:
      Acquisition of cable systems, net (Note 3)                    (2,212,958)   (19,359,755)    (71,797,038)
      Additions to property, plant and equipment                   (26,354,756)   (28,009,253)    (16,896,582)
      Additions to cable television franchises, net
        of retirements                                                (151,695)        72,162      (1,182,311)
      Net proceeds from the sale of cable systems (Note 4)          16,533,564              -               -
      Net proceeds from the other sales of assets                      247,216        306,890         197,523

          Net cash used in investing activities                    (11,938,629)   (46,989,956)    (89,678,408)

Cash flows from financing activities:
      Proceeds from isssuance of senior subordinated notes                   -              -     125,000,000
      Proceeds from long-term bank debt                             22,500,000     38,000,000      18,000,000
      Deferred loan costs                                                    -              -      (6,090,011)
      Payments of long-term bank debt                              (27,425,000)    (7,000,000)    (82,000,000)
      Partners'  capital contributions                                       -              -      15,000,000
      Equity distributions to partners                                 (60,065)             -               -

          Net cash provided by (used in) financing activities       (4,985,065)    31,000,000 	   69,909,989

Net increase in cash                                                   422,337        515,323       1,069,212
Cash and cash equivalents at beginning of period                     1,902,555      1,387,232         318,020

Cash and cash equivalents at end of period                      $    2,324,892  $   1,902,555   $   1,387,232

Supplemental Cash Flow Information:
  Interest paid                                                 $   22,737,443  $  22,098,732   $  13,866,995

  Noncash investing activities:
      Proceeds from the sale of Michigan assets  held in escrow $      500,000  $           -   $           -
      Trade value related to the trade sale of Tennessee assets $   46,668,000  $           -   $           -
      Trade value related to trade acquisition of Tennessee
       assets                                                   $  (46,668,000) $           -   $           -

The accompanying notes are an integral part of the consolidated financial statements.

	RIFKIN ACQUISITION PARTNERS, L.L.L.P.

	CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                                                    Preferred        General       Limited
                                                    Equity Interest  Partner       Partners         Total

Partners' capital (deficit) at December 31, 1995    $   562,293      $(1,085,311)  $  69,421,043    $  68,898,025


Partners' capital contributions                               -          150,000      14,850,000       15,000,000
Accretion of redeemable partners' interest                    -         (157,730)     (1,104,110)      (1,261,840)
Net loss                                               (129,788)        (216,313)    (21,285,241)     (21,631,342)

Partners' capital (deficit) at December 31, 1996        432,505       (1,309,354)      61,881,692      61,004,843


Accretion of redeemable partners' interest                    -         (315,690)      (2,209,830)     (2,525,520)
Net loss                                               (156,262)        (260,436)     (25,626,950)    (26,043,648)

Partners' capital (deficit) at December 31, 1997        276,243       (1,885,480)      34,044,912      32,435,675


Accretion of redeemable partners' interest                    -         (349,130)      (2,443,910)     (2,793,040)
Net income                                              146,515          244,192       24,028,504      24,419,211
Partners' equity distribution                                 -             (600)         (59,465)        (60,065)

Partners' capital (deficit) at December 31, 1998    $   422,758      $(1,991,018)  $   55,570,041   $  54,001,781


The Partners' capital accounts for financial reporting purposes vary from the tax capital accounts.

The accompanying notes are an integral part of the consolidated financial statements.

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General Information and Summary of Significant Accounting Policies

General Information

Rifkin Acquisition Partners, L.L.L.P. ("the Partnership") was formed pursuant to the laws of the State of Colorado. The Partnership and its subsidiaries are hereinafter referred to on a consolidated basis as the "Company." The Company owns, operates, and develops cable television systems in Georgia, Tennessee, and Illinois. Rifkin Acquisition Management, L.P., an affiliate of Rifkin & Associates, Inc. (Note 7), is the general partner of the Partnership ("General Partner").

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

Basis of Presentation

The consolidated financial statements include the accounts of the following entities:

#	Rifkin Acquisition Partners, L.L.L.P.
#       Cable Equities of Colorado, Ltd. (CEC)
#       Cable Equities of Colorado Management Corp. (CEM)
#       Cable Equities, Inc. (CEI)
#       Rifkin Acquisition Capital Corp. (RACC)

The financial statements for 1997 and 1996 also included the following entities:

#	Rifkin/Tennessee, Ltd. (RTL)
#       FNI Management Corp. (FNI)

Effective January 1, 1998, both the RTL and FNI entities were dissolved and the assets were transferred to the Partnership.

All significant intercompany accounts and transactions have been eliminated.

Revenue and Programming

Customer fees are recorded as revenue in the period the service is provided. The cost to acquire the rights to the programming generally is recorded when the product is initially available to be viewed by the customer.

Advertising and Promotion Expenses

Advertising and promotion expenses are charged to income during the year in which they are incurred and were not significant for the periods shown.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost, which in the case of assets constructed, includes amounts for material, labor, overhead and interest, if applicable. Upon sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Capitalized interest was not significant for the periods shown.



1.	General Information and Summary of Significant Accounting Policies--
(continued)

Property, Plant and Equipment--(continued)

Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings						27 - 30 years
Cable television transmission and
 distribution systems and related equipment              3 - 15 years
Vehicles and furniture and fixtures                      3 -  5 years

Expenditures for maintenance and repairs are expensed as incurred.

Franchise Costs

Franchise costs are amortized using the straight-line method over the remaining lives of the franchises as of the date they were acquired, ranging from one to twenty years. The carrying value of franchise costs is assessed for recoverability by management based on an analysis of undiscounted future expected cash flows from the underlying operations of the Company. Management believes that there has been no impairment thereof as of December 31, 1998.

Other Intangible Assets

Certain loan costs have been deferred and are amortized to interest expense utilizing the straight-line method over the remaining term of the related debt. Use of the straight-line method approximates the results of the application of the interest method. The net amounts remaining at December 31, 1998 and 1997 were $6,176,690 and $7,166,450, respectively.

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


1.	General Information and Summary of Significant Accounting Policies--
(continued)

New accounting pronouncement

In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities," which requires the Partnership to expense all start up costs related to organizing a new business. This new standard also includes one-time activities related to opening a new facility, introduction of a new product or service, or conducting business with a new class of customer or in a new territory. This standard is effective for the Partnership's 1999 fiscal year. Management believes that SOP 98-5 will have no material effect on its financial position or the results of operations.

Reclassification of financial statement presentation

Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 financial statement presentation. Such reclassification had no effect on the net loss as previously stated.

2.	Subsequent Event

On February 12, 1999, the Company signed a letter of intent for the partners to sell all of their partnership interests to Charter Communications ("Charter"). The Company and Charter are expected to sign a purchase agreement and complete the sale during the third quarter of 1999.

3.	Acquisition of Cable Properties

1998 Acquisitions

At various times during the second half of 1998, the Company completed three separate acquisitions of cable operating assets. Two of the acquisitions serve communities in Gwinnett County, Georgia (the "Georgia Systems"). These acquisitions were accounted for using the purchase method of accounting.
The third acquisition resulted from a trade of the Company's systems serving the communities of Paris and Piney Flats, Tennessee for the operating assets of another cable operator serving primarily the communities of Lewisburg and Crossville, Tennessee (the "Tennessee Trade"). The trade was for cable systems that are similar in size and was accounted for based on fair market value. Fair market value was established at $3,000 per customer relinquished, which was based on recent sales transactions of similar cable systems. The transaction included the payment of approximately $719,000, net, of additional cash (Note 4).

The combined purchase price was allocated based on estimated fair values from an independent appraisal to property, plant and equipment and franchise cost as follows (dollars in thousands):

                                                  Georgia         Tennessee
                                                  Systems           Trade          Total
Fair value of assets relinquished (Note 4)      $        -      $   46,668      $  46,668
Cash paid                                            1,392             719          2,111
Acquisition Costs
  (appraisal, transfer fees and direct costs)           26              76            102

Total acquistion cost                           $    1,418      $   47,463       $ 48,881

Allocation:
Current assets                                  $       (2)     $      447       $    445
Current liabilities                                     (1)           (397)          (398)
Property, plant and equipment                          333          11,811         12,144
Franchise Cost                                       1,088          35,602         36,690


Total cost allocated                            $    1,418      $   47,463       $ 48,881

3.	Acquisition of Cable Properties--(continued)

1998 Acquisitions--(continued)

The fair value of assets relinquished from the Tennessee Trade was treated as a noncash transaction on the Consolidated Statement of Cash Flows. The cash acquisition costs were funded by proceeds from the Company's reducing revolving loan with a financial institution.


The following combined pro forma information presents a summary of consolidated results of operations for the Company as if the Tennessee Trade acquisitions had occurred at the beginning of 1997, with pro forma adjustments to show the effect on depreciation and amortization for the acquired assets, management fees on additional revenues and interest expense on additional debt (dollars in thousands):
                             Years Ended
		              (Unaudited)

                        12/31/98        12/31/97
Total revenues          $89,921         $84,325
Net income (loss)	 19,447 	(29,631)

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Tennessee
Trade actually been acquired on January 1, 1997.

1997 Acquisitions

On April 1, 1997, the Company acquired the cable operating assets of two cable systems serving the Tennessee communities of Shelbyville and Manchester (the "Manchester Systems"), for an aggregate purchase price of approximately $19.7 million of which $495,000 was paid as escrow in 1996. The acquisition was accounted for using the purchase method of accounting, and was funded by proceeds from the Company's reducing revolving loan with a financial institution. No pro forma information giving the effect of the acquisitions is shown due to the results being immaterial.

1996 Acquisitions

On March 1, 1996, the Company acquired certain cable operating assets ("Mid-Tennessee Systems") from Mid-Tennessee CATV, L.P., and on April 1, 1996 acquired the cable operating assets ("RCT Systems") from Rifkin Cablevision of Tennessee, Ltd. Both Mid-Tennessee CATV, L.P. and Rifkin Cablevision of Tennessee, Ltd. were affiliates of the General Partner. The acquisition costs were funded by $15 million of additional partner contributions and the remainder from a portion of the proceeds received from the issuance of $125 million of 11 1/8% Senior Subordinated Notes due 2006 (see Note 6).

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

Cash paid, net of acquired cash              $71,582
Acquisition costs (appraisal, transfer
    fees, and direct costs)                      215
Total acquisition cost                       $71,797

Allocation:
Current assets                               $   624
Current liabilities                             (969)

Property, plant and equipment                 24,033
Franchise cost and other intangible assets    48,109
Total cost allocated                         $71,797


3.	Acquisition of Cable Properties--(continued)

1996 Acquisitions--(continued)

The following combined pro forma information presents a summary of consolidated results of operations for the Company as if the Mid-Tennessee Systems and the RCT Systems acquisitions had occurred at the beginning of 1996, with pro forma adjustments to show the effect on depreciation and amortization for the acquired assets, management fees on additional revenues and interest expense on additional debt (dollars in thousands):
		 	Year Ended

                        (Unaudited)
                         12/31/96
Total revenues	 	$74,346
Net loss		(22,558)

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Mid-Tennessee Systems and the RCT Systems actually been acquired on January 1, 1996.

4.	Sale of Assets

On February 4, 1998, the Company sold all of its operating assets in the state of Michigan (the "Michigan Sale") to another cable operator for cash. In addition, on December 31, 1998, the Company traded certain cable systems in Tennessee (the "Tennessee Trade") for similar-sized cable systems (Note 3). Both sales resulted in a gain recognized by the Company as follows (dollars in thousands):

                                        Michigan     Tennessee
                                        Sale           Trade          Total
Fair value of assets relinquished       $      -     $  46,668    $  46,668
Original cash proceeds                    16,931             -       16,931
Adjustments for value of assets
  and liabilities assumed                    120           (17)         103

Net proceeds                              17,051        46,651       63,702
Net book value of assets sold             11,061         9,778       20,839

Net gain from sale                      $  5,990     $  36,873    $  42,863

The Michigan Sale proceeds amount includes $500,000 that is currently being held in escrow. This amount and the fair value of assets relinquished, related to the Tennessee Trade, were both treated as noncash transactions on the Consolidated Statement of Cash Flows.

The cash proceeds from the Michigan Sale were used by the Company to reduce its revolving and term loans with a financial institution.

5.	Income Taxes

Although the Partnership is not a taxable entity, two corporations (the "subsidiaries") are included in the consolidated financial statements. These subsidiaries are required to pay taxes on their taxable income, if any.

The following represents a reconciliation of pre-tax losses as reported in accordance with generally accepted accounting principles and the losses attributable to the partners and included in their individual income tax returns:

5.	Income Taxes--(continued)

                                        Year Ended      Year Ended      Year Ended
                                         12/31/98        12/31/97        12/31/96
Pre-tax income (loss) as reported      $ 20,241,286    $(31,378,648)   $(25,277,061)
(Increase) decrease due to:
  Separately taxed book results
     of corporate subsidiaries            9,397,000      15,512,000       9,716,000
  Effect of different depreciation
     and amortization methods for
     tax and book purposes               (1,360,000)     (2,973,000)     (3,833,000)
Additional tax gain from the sale
  of Michigan(Note 4)                     2,068,000               -               -
Book gain from trade sale of
  Tennessee assets(Note 4)              (36,873,000)              -               -
Additional tax loss from dissolution
  of FNI stock                           (7,235,000)              -               -
Other                                        81,714         (45,052)        (22,539)

Tax loss attributed to the partners    $(13,680,000)   $(18,884,700)   $(19,416,600)

The Company accounts for income taxes under the liability method.
 Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

As a result of a change in control in 1995 (Note 1), the book value of the Company's net assets was increased to reflect their fair market value. In connection with this revaluation, a deferred income tax liability in the amount of $22,801,000 was established to provide for future taxes payable on the revised valuation of the net assets. A deferred tax benefit of $4,196,000, $5,335,000 and $3,654,000 was recognized for the years ended December 31, 1998, 1997 and 1996, respectively, reducing the liability to $7,942,000.

Deferred tax assets (liabilities) were comprised of the following at December 31, 1998 and 1997:
                                           12/31/98          12/31/97
Deferred tax assets resulting
 	  from loss carryforwards	$  11,458,000 	$    9,499,000

Deferred tax liabilities resulting
  from depreciation and amortization      (19,400,000)     (21,637,000)

Net deferred tax liability              $  (7,942,000)    $(12,138,000)

As of December 31, 1998 and 1997, the subsidiaries have net operating loss carryforwards ("NOLs") for income tax purposes of $30,317,000 and $25,264,000, respectively, substantially all of which are limited. The NOLs will expire at various times between the years 2000 and 2013.

In 1998, one of the corporate entities was dissolved. The existing NOL's were used to offset taxable income down to $87,751, resulting in a current tax for 1998 of $18,075.


Under the Internal Revenue Code of 1986, as amended (the ACode@), the subsidiaries generally would be entitled to reduce their future federal income tax liabilities by carrying the unused NOLs forward for a period of 15 years to offset their future income taxes. The subsidiaries= ability to utilize any NOLs in future years may be restricted, however, in the event the subsidiaries undergo an Aownership change@ as defined in Section 382 of the Code. In the event of an ownership change, the amount of NOLs attributable to the period prior to the ownership change that may be used to offset taxable income in any year thereafter generally may not exceed the fair market value of the subsidiary immediately before the ownership change (subject to certain adjustments) multiplied by the applicable long-term, tax exempt rate published by the Internal Revenue Service for the date of the ownership change. Two of the subsidiaries underwent an ownership change on September 1, 1995 pursuant to
Section 382 of the Code. As such, the NOLs of the subsidiaries are subject to limitation from that date forward. It is the opinion of management that the NOLs will be released from this limitation prior to their expiration dates and, as such, have not been limited in their calculation of deferred taxes.

The provision for income tax expense (benefit) differs from the amount which would be computed by applying the statutory federal income tax rate of 35% to pre-tax income before extraordinary loss as a result of the following:

                       Years Ended

                                                    12/31/98         12/31/97   12/31/96

Tax expense (benefit) computed
               at statutory rate                $   7,084,450   $ (10,982,527)    $  (8,846,971)

Increase (decrease) due to:
Tax benefit (expense) for non-corporate loss      (10,373,252)      5,900,546         5,446,721
Permanent differences between
   financial statement income and
   taxable income                                     (36,200)         84,500            48,270
State income tax                                     (247,000)       (377,500)         (252,590)
Tax benefit from dissolved corporation               (148,925)              -                 -
Other                                                (456,998)         39,981           (41,149)

Income Tax Benefit                             $   (4,177,925)  $  (5,335,000)    $  (3,645,719)

6.	Notes Payable

Debt consisted of the following:
                                         December 31,    December 31,
                                            1998            1997


Senior Subordinated Notes		$ 125,000,000	$ 125,000,000
Tranche A Term Loan                        21,575,000      25,000,000
Tranche B Term Loan                        40,000,000      40,000,000
Reducing Revolving Loan                    35,000,000      36,500,000
Senior Subordinated Debt                    3,000,000       3,000,000

                                        $ 224,575,000   $ 229,500,000


The Notes and loans are collateralized by substantially all of the assets of the Company.

On January 26, 1996, the Company and its wholly-owned subsidiary, RACC (the "Issuers"), co-issued $125,000,000 of 11 1/8% Senior Subordinated Notes (the "Notes") to institutional investors. These notes were subsequently exchanged on June 18, 1996 for publicly registered notes with identical terms. Interest on the Notes is payable semi-annually on January 15 and July 15 of each year. The Notes, which mature on January 15, 2006, can be redeemed in whole or in part, at the Issuers' option, at any time on or after January 15, 2001, at redeemable prices contained in the Notes plus accrued interest. In addition, at any time on or prior to January 15, 1999, the Issuers, at their option, may redeem up to 25% of the principle amount of the Notes issued to institutional investors of not less than $25,000,000. At December 31, 1998 and 1997, all of the Notes were outstanding (see also Note 10).


The Company has a $25,000,000 Tranche A term loan with a financial institution. This loan requires quarterly payments of $1,875,000 plus interest commencing on March 31, 2000. Any unpaid balance is due March 31, 2003. The agreement requires that what it defines as excess proceeds from the sale of a cable system be used to retire Tranche A term debt. As a result of the Michigan sale (Note 4), there was $3,425,000 of excess proceeds used to pay principal in 1998. The interest rate on the Tranche A term loan is either the bank's prime rate plus .25% to 1.75% or LIBOR plus 1.5% to 2.75%.

The specific rate is dependent upon the senior funded debt ratio which is recalculated quarterly. The weighted average effective interest rate at December 31, 1998 and 1997 was 7.59% and 8.24%, respectively.

In addition, the Company has a $40,000,000 Tranche B term loan, which requires principal payments of $2,000,000 on March 31, 2002, $18,000,000 on March 31, 2003, and $20,000,000 on March 31, 2004.
The Tranche B term loan bears an interest rate of 9.75% and is payable quarterly.

The Company also has a reducing revolving loan providing for borrowing up to $20,000,000 at the Company's discretion, subject to certain restrictions, and an additional $60,000,000 available to finance acquisitions subject to certain restrictions. On March 4, 1998, the reducing revolving loan agreement was amended to revise the scheduled reduction in revolving commitments. The additional financing amounts available at December 31, 1998 and 1997 were $45,000,000 and $52,500,000, respectively. At December 31, 1998, the full $20,000,000 available had been borrowed, and $15,000,000 had been drawn against the $45,000,000 commitment. At December 31, 1997, the full $20,000,000 available had been borrowed, and $16,500,000 had been drawn against the $52,500,000 commitment. The amount available for borrowing will decrease annually during its term with changes over the four years following December 31, 1998 as follows: 1999 - $2,500,000 reduction per quarter, and 2000 through 2002 - $3,625,000 per quarter. Any unpaid balance is due on March 31, 2003. The revolving loan bears an interest rate of either the bank's prime rate plus .25% to 1.75% or LIBOR plus 1.5% to 2.75%. The specific rate is dependent upon the senior funded debt ratio which is recalculated quarterly. The weighted average effective interest rates at December 31, 1998 and 1997 was 8.08% and 8.29%, respectively. The reducing revolving loan includes a commitment fee of 1/2% per annum on the unborrowed balance.

Certain mandatory prepayments may also be required, commencing in fiscal 1997, on the Tranche A term loan, the Tranche B term loan, and the reducing revolving credit based on the Company's cash flow calculations, proceeds from the sale of a cable system or equity contributions. Based on the 1998 calculation and the Michigan sale, $3,425,000 of prepayments were required. Optional prepayments are allowed, subject to certain restrictions. The related loan agreement contains covenants limiting additional indebtedness, dispositions of assets, investments in securities, distribution to partners, management fees and capital expenditures. In addition, the Company must maintain certain financial levels and ratios. At December 31, 1998, the Company was in compliance with these covenants.

The Company also has $3,000,000 of senior subordinated debt payable to a Rifkin Partner. The debt has a scheduled maturity, interest rate and interest payment schedule identical to that of the Notes, as discussed above.

Based on the outstanding debt as of December 31, 1998, the minimum aggregate maturities for the five years following 1998 are none in 1999, $7,500,000 in 2000, $16,500,000 in 2001, $23,075,000 in 2002
and $29,500,000 in 2003.

7.	Related Party Transactions

The Company entered into a management agreement with Rifkin & Associates, Inc. (Rifkin). The management agreement provides that Rifkin will act as manager of the Company's CATV systems and be entitled to annual compensation of 3.5% of the Company's revenue.
 Effective September 1, 1998, Rifkin conveyed its CATV management business to R & A Management, LLC (RML). The result of this transaction included the conveyance of the Rifkin management agreement (Rifkin Agreement) to RML (RML Agreement). Expenses incurred pursuant to the Rifkin Agreement and the RML Agreement are disclosed in total on the Consolidated Statement of Operations.


The Company is associated with a company to purchase certain cable television programming at a discount. Rifkin acted as the agent and held the deposit funds required for the Company to participate.

7.	Related Party Transactions--(continued)

Effective September 1, 1998, Rifkin conveyed this contract and deposit amount to RML. The deposit amount recorded at December 31, 1998 and 1997 was $2,139,274 and $1,225,274, respectively. The
Company subsequently received $1,225,274 of the December 31, 1998 balance.

The Company paid approximately $550,000 to a law firm in connection with the public offering in 1996. A partner of this law firm is a relative of one of the Company's partners.

8.	Commitments and Rental Expense

The Company leases certain real and personal property under
noncancelable operating leases expiring through the year 2007.
Future minimum lease payments under such noncancelable leases as of
December 31, 1998 are:   $316,091 in 1999; $249,179 in 2000;
$225,768 in 2001; $222,669 in 2002; and $139,910 in 2003; and
$344,153 thereafter, totaling $1,497,770.

Total rental expense and the amount included therein which pertains to cancelable pole rental agreements were as follows for the periods indicated:
                                  Total         Cancelable
                                  Rental        Pole Rental
            Period                Expense        Expense

Year Ended December 31, 1998	$1,592,080	$1,109,544
Year Ended December 31, 1997	$1,577,743	$1,061,722
Year Ended December 31, 1996	$1,294,084	$874,778

9.	Compensation Plans and Retirement Plans

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


The amount expensed for the years ended December 31, 1998, 1997 and 1996 relating to this plan were $1,119,996, $859,992 and $660,000, respectively.

9.	Compensation Plans and Retirement Plans--(continued)

Retirement Benefits

The Company has a 401(k) plan for employees that have been employed by the Company for at least one year. Employees of the Company can contribute up to 15% of their salary, on a before-tax basis, with a maximum 1998 contribution of $10,000 (as set by the Internal Revenue Service). The Company matches participant contributions up to a maximum of 50% of the first 3% of a participant's salary contributed. All participant contributions and earnings are fully vested upon contribution and Company contributions and earnings vest 20% per year of employment with the Company, becoming fully vested after five years. The Company's matching contributions for the years ended December 31, 1998, 1997 and 1996 were $50,335, $72,707 and $42,636, respectively.

10.	Fair Value of Financial Instruments

The Company has a number of financial instruments, none of which are held for trading purposes. The following method and assumptions were used by the Company to estimate the fair values of financial instruments as disclosed herein:

Cash and Cash Equivalents, Customer Accounts Receivable, Other
Receivables, Accounts Payable and Accrued Liabilities and Customer Deposits and Prepayments: The carrying value amount approximates fair value because of the short period to maturity.

Debt: The fair value of bank debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements.
 The fair value of public Senior Subordinated Notes is based on the market quoted trading value. The fair value of the Company's debt is estimated at $236,137,500 and is carried on the balance sheet at $224,575,000.

11.	Cable Reregulation

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

12.	Summarized Financial Information

CEM, CEI and CEC (collectively, the "Guarantors") are all wholly-owned subsidiaries of the Company and, together with RACC, constitute all of the Partnership's direct and indirect subsidiaries. As discussed in Note 1, RTL and FNI were dissolved on January 1, 1998 and the assets were transferred to the Company; however, prior thereto, RTL and FNI, as wholly-owned subsidiaries of the Company, were Guarantors. Each of the Guarantors provides a full, unconditional, joint and several guaranty of the obligations under the Notes discussed in Note 6. Separate financial statements of the Guarantors are not presented because management has determined that they would not be material to investors.
The following tables present summarized financial information of the Guarantors on a combined basis as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996.


12.	Summarized Financial Information--(continued)

Balance Sheet                           12/31/98        12/31/97

Cash                                 $      373,543  $    780,368
Accounts and other receivables, net       3,125,830     3,012,571
Prepaid expenses                            791,492       970,154
Property, plant and equipment net        48,614,536    66,509,120
Franchise costs and other intangible
  assets, net                            56,965,148   103,293,631
Accounts payable and accrued
  liabilities                            22,843,354    18,040,588
Other liabilities                           980,536     1,122,404
Deferred taxes payable                    7,942,000    12,138,000
Notes payable                           140,050,373   167,200,500
Equity (deficit)                        (61,945,714)  (23,935,648)

Statements of Operations
                         Year ended      Year ended      Year ended
                          12/31/98        12/31/97        12/31/96

Total revenue		$ 29,845,826 	$  47,523,592 	$  42,845,044

Total costs and expenses (31,190,388)     (53,049,962)    (43,578,178)
Interest expense         (14,398,939)    (17,868,497)     (16,238,221)
Income tax benefit         4,177,925        5,335,000       3,645,719

Net loss                $(11,565,576)   $ (18,059,867)  $ (13,325,636)

13.	Quarterly Information (Unaudited)

The following interim financial information of the Company presents the 1998 and 1997 consolidated results of operations on a quarterly basis (in thousands):

                                     Quarters Ended 1998
                        March 31(a)   June 30      Sept. 30     Dec. 31(b)
Revenue                 $22,006       $22,296      $22,335       $23,284
Operating income (loss)   6,285           511       (1,522)       38,630
Net income (loss)         1,437        (4,458)      (5,907)       33,347

(a) First quarter includes a $5,900 gain from the sale of Michigan assets (Note 4).
(b) Fourth quarter includes a $36,873 gain from the trade sale of certain Tennessee assets (Note 4).

                                      Quarters Ended 1997
                        March 31      June 30       Sept. 30    Dec. 31
Revenue                 $19,337       $21,331       $21,458      $22,199
Operating loss           (1,220)       (2,818)       (2,777)        (798)
Net loss                 (5,998)       (6,890)       (8,127)      (5,029)

14.	Litigation

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




March 19, 1999



To the Stockholder of
 Rifkin Acquisition Capital Corp.


In our opinion, the accompanying balance sheet presents fairly, in all material respects, the financial position of Rifkin Acquisition Capital Corp. ("RACC") at December 31, 1998 and 1997 in conformity with generally accepted accounting principles. This balance sheet is the responsibility of RACC's management; our responsibility is to express an opinion on this balance sheet based on our audit. We conducted our audit of this balance sheet in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

	RIFKIN ACQUISITION CAPITAL CORP.

	BALANCE SHEET




                                          12/31/98         12/31/97
Assets
Cash                                   $       1,000    $       1,000
Total assets                           $       1,000    $       1,000


Stockholder's Equity
Stockholder's Equity
Common Stock; $1.00 par value;
  10,000 shares authorized, 1000
  shares issued and outstanding         $       1,000   $      1,000
Total stockholder's equity		$       1,000  	$      1,000


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

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

General Partner

The General Partner of the Partnership is Rifkin Acquisition Management, L.P., a Colorado limited partnership that is controlled by Monroe M. Rifkin. As General Partner, it has responsibility for the overall management of the business and operations of the Company. The Company entered into a Management Agreement with Rifkin & Associates and subsequently assigned to R & A Management, LLC ("RML"). R & A is the managing member of RML. With RML's structure as a Limited Liability Company, RML has no executive officers. See "Certain Relationships and Related Transactions."

R & A Management, LLC

The Company has a Management Agreement with RML with respect to the day-today management and operation of the Company's cable television systems.
 The principal offices of RML are located at 360 South Monroe Street, Suite 600, Denver, Colorado, 80209, and the telephone number is (303) 333-1215.

Advisory Committee

The Advisory Committee of the Partnership consults with and advises the General Partner with respect to the business and affairs of the Company and any subsidiary thereof. Without the prior approval of the Advisory Committee, the General Partner cannot amend the Company's budget in any material respect, materially increase capital expenditures in any fiscal year, amend or waive any provision of the Management Agreement, or adopt or amend the management incentive plan provided for by the Partnership Agreement. The Advisory Committee consists of designees of the General Partner and the Partnership's Limited Partners, including one designee of the General Partner, three designees of VS&A Communications Partners II, L.P., two designees of Greenwich Street (RAP) Partners I, L.P., one designee of IEP Holdings I LLC and one designee of PaineWebber Capital, Inc. Members of the Advisory Committee are not compensated for their services, but are reimbursed for all reasonable out-of-pocket expenses incurred by them in performing services relating to the Company. The members of the Advisory Committee are Monroe M. Rifkin, Jeffrey T. Stevenson, S. Gerard Benford, John S. Suhler, Avy Stein, Greg Flynn, David H. Morse, Dhananjay Pai and Daniel Gill. The Advisory Committee has adopted a policy of having Mr. Rifkin abstain from any Advisory Committee votes that may present a conflict of interest between Mr. Rifkin and the Company. In addition, the Partnership Agreement requires that Mr. Rifkin first present to the Partnership any acquisition opportunities of cable television systems that are similar and reasonably contiguous to the Company's Systems.

RACC

RACC does not have any operations, and accordingly does not have any management personnel other than its corporate officers.



Director and Executive Officers of Rifkin & Associates ; Director and Executive Officers of RACC:

Advisory Committee of the Partnership

Monroe M. Rifkin is the sole director of Rifkin & Associates and RACC.
 The executive officers of Rifkin & Associates and RACC and the members of the Advisory Committee are listed on the following page.

Rifkin & Associates

Name                    Age    Position
Monroe M. Rifkin	68	Chairman
Kevin B. Allen          37      Vice Chairman and Chief Executive Officer
Jeffrey D. Bennis	40	President and Chief Operating Officer
Stephen E. Hattrup	46	Senior Vice President - Operations
Dale D. Wagner          49      Senior Vice President - Finance and
                                Administration
Paul A. Bambei          44      Vice President - Operations
Lee A. Clayton          41      Vice President - Marketing
Suzanne M. Cyman	39	Vice President - Programming/
                                Strategic Planning
Bruce A. Rifkin         41      Vice President -Operations
                                and Advertising Sales
Irene D. McPhail	44	Vice President - Operations
Peter N. Smith          49      Senior Vice President -Engineering and
                                Advanced Technologies

RACC
Name                    Age     Position
Monroe M. Rifkin	68	Director, President and Treasurer
Jeffrey D. Bennis	40	Vice President
Stephen E. Hattrup      46      Vice President
Dale D. Wagner		49	Vice President, Secretary,
				and Assistant Treasurer

Advisory Committee
Name                    Age
S. Gerard Benford	60
Avy H. Stein            44
David H. Morse          37
Dhananjay M. Pai	36
Monroe M. Rifkin	68
Gregory P. Flynn	42
Jeffrey T. Stevenson	38
John S. Suhler          53
Daniel M. Gill          34

Executive Officers

Monroe M. Rifkin is a cable television industry executive with over thirty years of experience. He founded Rifkin & Associates ("R & A") in 1982 and has served as its Director and Chairman since May 1998. Prior to that, Mr. Rifkin served as R & A's Chairman and Chief Executive Officer from 1982 to May 1998. He was formerly with American Television and Communications Corporation ("ATC"), serving as its Chief Executive Officer from 1968 to 1982 and as its Chairman from 1974 to 1982. Mr. Rifkin served as a board member of the National Cable Television Association from 1968 to 1984 and as its Chairman from 1983 to 1984. He holds a B.A. in Finance from New York University.


Kevin B. Allen has been Vice Chairman and Chief Executive Officer of R
& A since May 1998 where he is responsible for overseeing all business activities of R & A while continung to have direct responsibility for all corporate development and acquisition activities. Mr. Allen served as President of R&A Enterprises, the development arm of R & A, from August 1996 to May 1998 when he was charged with the duty of acquiring new systems for R&A and its affiliated companies. Previously, Mr. Allen served as Vice President of BT Securities Corporation since 1992 where he was responsible for developing and maintaining a range of corporate finance relationships with clients around the world. He holds a B.S. in Aerospace Engineering from the University of Colorado, a Master's degree in Mechanical Engineering from the Massachusetts Institute of Technology and an M.B.A. from the Wharton School of Business at the University of Pennsylvania.

Jeffrey D. Bennis has been President and Chief Operating Officer of R &
A since April 1994. He is responsible for overall management of R & A's operating cable television systems and is involved in the development of policy and strategic direction. Mr. Bennis served as Vice President - Marketing/Programming of R & A from July 1991 to March 1994. Mr. Bennis was elected to the boards of directors of the National Cable Television Association and C-SPAN in May 1995. Mr. Bennis executed marketing plans with Clairol, Inc., a subsidiary of Bristol-Myers Squibb Company from June 1980 to June 1991, where he most recently served as Director of Marketing for the Hair Care and Skin Care Divisions. He holds an undergraduate degree from the Pennsylvania State University and an M.B.A. from the University of Connecticut. Jeffrey D. Bennis is the son-in-law of Monroe M. Rifkin.

Stephen E. Hattrup has been the Senior Vice President - Operations for
R & A since April 1994. He is responsible for overseeing all operations of R & A systems. Additionally, he is responsible for evaluating the integrity of potential system acquisitions. Mr. Hattrup served as Vice President - Operations from September 1988 to March 1994. Previously, he served as Vice President and Treasurer of ATC. Mr. Hattrup holds an undergraduate degree from Wichita State University and a M.S. in Finance from the University of Kansas.

Dale D. Wagner, Senior Vice President - Finance and Administration of R
& A since April 1994, has over twenty-five years of experience in arranging and maintaining financing for cable systems. He is responsible for R & A's overall financial and accounting activities. Mr. Wagner served as Vice President - Finance from January 1986 to March 1994.
Prior to joining R & A, Mr. Wagner was employed at ATC from 1981 to 1986 in various positions including Vice President - Finance and Administration for ATC's National Division. Prior to joining ATC, Mr. Wagner was employed by Cable Com-General, Inc. in various capacities, including Vice President - Finance for that company's cable television division. Mr. Wagner holds a degree in Accounting from Wichita State University.

Paul A. Bambei has served as Vice President - Operations of R & A since January 1987. He is responsible for system operations for all R & A properties in Georgia, Tennessee, Michigan, Illinois, Indiana, Missouri and New Mexico. He also has served as Vice President - Marketing of R & A from March 1984 until December 1986. Prior to joining R & A, Mr. Bambei was employed by ATC from 1974 to 1984 in various capacities in marketing and operations. He holds a degree in communications from Southeast Missouri State University.

Lee A. Clayton has served as Vice President of Marketing since October 1997. Her responsibilities include evaluating product offerings and prices, as well as overseeing acquisition, retention and communication efforts. Previously, Ms. Clayton was a partner at Bortz & Company, where she was employed from mid-1988 and where she founded Competitive Strategies Group which designed competitive plans for major cable MSO's.
 Ms. Clayton holds a degree in Economics from Trinity College.

Suzanne M. Cyman has served as R&A's Vice President of Programming/Strategic Development since July 1997. She is responsible for negotiating all programming contracts for R & A systems, as well as serving on special assignments as needed in domestic and international cable systems. She served as the Vice President of Marketing from July 1994 to July 1997. Previously, she was Vice President at Vista Communications and Fanch Communications beginning in 1988. She holds an undergraduate degree in Public Affairs Management with an emphasis in Economics from Michigan State University.

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

Irene D. McPhail has served as Vice President - Operations since April 1998, overseeing R & A's Miami Beach system, and has nearly twenty years of cable television management experience. Prior to joining R & A, from
 1997 to 1998, Ms. McPhail was the owner and principal of Re-Source, LLC, a management consulting firm specializing in the cable television and telecommunications industry. Ms. McPhail was employed by Nynex Video Service Operations Company from 1995 to 1998, where she led the development of business, organizational and marketing strategies for cable television systems in two major metropolitan cities. Prior to that she was employed by Cablevision Systems from 1979 to 1995. Some of the positions she held while at Cablevision Systems include General Manager of some of Cablevision's largest systems, including those in New York City, Connecticut and Chicago. Ms. McPhail holds a degree in Communication Arts from the New York Institute of Technology.

Advisory Committee

S. Gerard Benford has served as Executive Vice President of VS&A Communications Partners, L.P. since 1990. Since November 1994, Mr. Benford has also been Executive Vice President of VS&A Communications Partners II, L.P. and General Partner of VS&A Equities II, L.P. Mr. Benford has been Vice President of VS&A RAP, Inc. since August 1995.

Avy H. Stein has been employed by Willis Stein & Partners, L.L.C. as a Managing Director since 1995. Prior to joining Willis Stein & Partners, L.L.C., Mr. Stein was, from 1989 to 1995 employed by Continental Illinois Venture Corporation as its Managing Director.

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

Gregory P. Flynn has been employed by Lexington Equity Partners II LLC since January 1997 as its Managing Partner. Prior to joining Lexington Equity Partners II LLC, Mr. Flynn was a Managing Director for Internationale Nederlanden (U.S.) Management Co., Inc. from 1994 through 1996. In addition, Mr. Flynn served as a Managing Director, from 1989 to 1994, for Internationale Nederlanden (U.S) Capital Corporation.

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

Daniel M. Gill has been employed by Willis Stein & Partners, L.L.C. as a Managing Director since 1995. Prior to joining Willis Stein &
Partners, L.L.C., Mr. Stein was, from 1990 to 1995 employed by
Continental Illinois Venture Corporation as its Managing Director.


ITEM 11 - EXECUTIVE COMPENSATION

General. No employee of the Partnership is an executive officer of the Company. The executive officers of RACC, in their capacity as such, do not serve as executive officers of the Partnership or any of the Guarantors. Services of the executive officers and other employees of R & A and RML are provided to the Company, and the Company pays R & A a fee pursuant to the Management Agreement for such services. The executive officers and other employees of R & A and RML and/or RACC who provide services to the Company are compensated solely in their capacity as executive officers of R & A and therefore receive no compensation from the Company except as provided by the Equity Incentive Plan described below. R & A engages in certain management services for other affiliates of Monroe M. Rifkin. No portion of the management fee paid by the Company is allocated to specific employees for the services performed by R & A for the Company. The General Partner of the Partnership receives no compensation for its services to the Company in such capacity. See "Certain Relationships and Related Transactions--Management Agreement with R & A and R & A Management , LLC."

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

The provision relating to the Plan for the years ended December 31, 1998 and 1997 was $1,119,996 and $859,992, respectively.

Retirement Benefits. During 1996, a Company-sponsored 401(k) plan was implemented for its employees that have been employed by the Company for at least one year. Employees of the Company can contribute up to 15% of their salary, on a before-tax basis, with a maximum 1998 contribution of $10,000 (as set by the Internal Revenue Service). The Company matches participant contributions up to a maximum of 50% of the first 3% of a
participant's salary contributed.   All participant contributions and
earnings are fully vested upon contribution and Company contributions and earnings vest 20% per year of employment with the Company, becoming fully vested after five years. The Company's matching contributions for the years ended December 31, 1998 and 1997 were $50,335 and $72,707, respectively.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Partnership

In February 1999, the Partnership announced the planned acquisition by Charter Communictions ("Charter") of all outstanding partnership interests in the Partnership and InterLink Communications Partners, LLLP ("InterLink") and the assumption of the outstanding debt of InterLink and the Partnership. The parties expect to finalize definitive agreements for the transactions by April 7, 1999 and expect to close the transactions during the third quarter of 1999.

The following table sets forth certain information, as of December 31, 1998, concerning the beneficial ownership of partnership interests in the Partnership owned by each person known by the Company to own beneficially more than a five percent interest and by the executive officers of R &
A as a group.

Name and Addressof Beneficial Owners	Percentage
(1)

VS&A Communications Partners II, L.P	28.7(2)
350 Park Avenue
New York, NY 10022

Greenwich Street (RAP) Partners I, L.P	27.5(3)
388 Greenwich Street
New York, NY 10003

ING Equity Partners II, L.P.            27.5(4)
520 Madison Avenue, 33rd Floor
New York, NY 10022

Willis Stein & Partners                 27.5(5)
227 West Monroe Street, Suite 4300
Chicago, IL  60606

ING Equity Partners, L.P. I.            22.0(6)
520 Madison Avenue, 33rd Floor
New York, NY  10022

PaineWebber Capital, Inc                 5.5(7)
1285 Avenue of the Americas
New York, NY 10019

PW Partners 1995, L.P.                   5.5(8)
1285 Avenue of the Americas
New York, NY  10019

Monroe M. Rifkin                        35.5(9)
360 S. Monroe Street
Denver, CO 80209

Other executive officers
  of R & A as a group (5 persons)        2.4


(1)	Pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, a person or entity is deemed to have beneficial ownership of securities if such person or entity has, directly or indirectly, through any contract or other arrangement, the power to vote such securities or investment power including the power to dispose or direct the disposition of such securities. The percentage interests set forth in this table include the percentage ownership each person or entity is deemed to beneficially own as determined under Rule 13d-3, including the percentage interest over which voting or dispositive power is shared with another person or entity. The disclosure requirements of Rule 13d-3, in certain instances, will result in disclosure that indicates that more than one person or entity beneficially owns such percentage interest because either voting or dispositive power is shared.

(2)	Includes a 0.4% interest held by VS&A RAP, Inc., a wholly-owned subsidiary of VS&A Communications Partners II, L.P.

(3)	Greenwich Street (RAP) Partners I, L.P. ("Greenwich") beneficially owns such partnership interest directly. In 1998, InterLink Communications Partners, LLLP ("InterLink") acquired ownership of all of the limited partnership interests of Greenwich (and indirect ownership of the general partnership interest in Greewich, through a wholly-owned limited liability company) and Greenwich is no longer an affiliate of Greenwich Street Capital Partners, Inc.

(4)	Represents a 27.5% limited partnership interest directly held by
Greenwich (the "Greenwich Interest"). ING Equity Partners II, L.P. ("ING Equity"), through ING Media Partners II, L.P. and ING Media C Corp., two entities controlled by ING Equity, is deemed to beneficially own the Greenwich Interest by virtue of its ownership interest and voting power in InterLink , which directly holds all of the limited partnership interests in Greenwich and through a wholly-owned limited liability company, indirectly holds the general partnership interest in Greenwich. The consent of the Advisory Committee of Interlink is needed in order to dispose of the Greenwich interest and ING Equity has the power to appoint two of the five members of the Advisory Committee. See footnote 1 for an explanation of the definition of beneficial ownership under Rule 13d-3. ING
Equity Partners II, L.P. is an affiliate of ING Equity Partners L.P.
I.

(5)	Represents the 27.5% Greenwich Interest.  Willis Stein & Partners
("WS"), through WS InterLink Corp., an entity controlled by WS, is deemed to beneficially own the Greenwich Interest by virtue of its ownership interest and voting power in InterLink, which directly holds all of the limited partnership interests in Greenwich and, through a wholly-owned limited liability company, indirectly holds the general partnership interest in Greenwich. The consent of the Advisory
Committee of Interlink is needed in order to dispose of the Greenwich Interest and WS has the power to appoint two of the five members of the Advisory Committee. See footnote 1 for an explanation of the definition of beneficial ownership under Rule 13d-3.

(6)	Such limited partnership interest is held directly by IEP Holdings I
LLC, which is controlled by ING Equity Partners L.P. I.  ING Equity
Partners L.P. I is an affiliate of ING Equity Partners II, L.P.

(7)	Paine Webber Capital, Inc. is an affiliate of PW Partners 1995 L.P.

(8)	PW Partners 1995 is an affiliate of Paine Webber Capital, Inc.

(9)	Includes a 7.0% limited partnership interest held by entities controlled by Mr. Rifkin and the Rifkin Trusts. Mr. Rifkin is a co-trustee of such trusts and exercises shared voting power with respect to the interest held therein. Also includes a 1.0% general partnership interest held by the General Partner. The beneficial ownership of such interest is attributed to Mr. Rifkin by virtue of his ownership of 80% of the voting stock of the general partner of the General Partner. Finally, includes the 27.5% Greenwich Interest. Mr. Rifkin is deemed to beneficially own the Greenwich Interest by virtue of his ownership interest and voting power in InterLink, which directly holds all of the limited partnership interests in Greenwich and , through a wholly-owned limited liability company, indirectly holds the general partnership interest in Greenwich. See footnote 1 for an explanation of the definition of beneficial ownership under Rule 13d-3.

RACC

All issued and outstanding shares of RACC's Common Stock, par value $1.00 per share, are directly owned by the Partnership. Consequently, none of the executive officers of RACC own any equity interests therein.



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement With R & A and R & A Management, LLC

R & A managed the Company's cable systems pursuant to the Management Agreement among the Company and Cable Equities of Colorado, Ltd. (collectively, the "Owners") and R & A, as manager. R & A conveyed the management agreement to RML in September 1998, and is the managing member of RML. Monroe M. Rifkin, a beneficial owner of more than 5% of the partnership interests in the Partnership and a member of the Partnership's Advisory Committee, controls RML as the sole director and shareholder of R & A, RML's managing member. RML serves as the central manager for the Owners and provides, among other services, operational management direction; accounting; monthly revenue collection and bill payment; programming negotiation and related services; marketing and public relations assistance; engineering assistance; and strategic planning. Under the terms of the Management Agreement, the Company pays an annual management fee to RML equal to 3.5% of the Company's gross revenues and reimburses certain costs. The Company has established a $1 million escrow account for the payment of any management fees to RML in the event that payment of management fees would otherwise be prohibited by the Amended and Restated Credit Agreement or any other loan agreement of the Company or any subsidiary. The aggregate management fees paid by the Company to R & A and RML for the years ended December 31, 1998 and 1997 were $3.1 million and $3.0 million, respectively. Neither RML nor any of its affiliated entities may compete with the Company in offering cable television or competing services in any geographic area in which the Company holds a cable television franchise or operates a cable television system.

The Management Agreement will continue in effect with respect to each cable television system owned by the Company for the duration of the Company's cable television franchise for that system and any extension or renewal of such franchise, unless earlier terminated. The Management Agreement may be terminated by the Owners if the General Partner is removed pursuant to the Partnership Agreement as a result of Mr. Rifkin's death or disability or his failure to serve as Chairman or exercise active control over day-to-day operations of the General Partner or the Company, provided, however, that the Management Agreement may not be terminated prior to September 1, 2000 if such removal is the result of Mr. Rifkin's death or disability. If the Management Agreement is terminated other than as a result of the removal of the General Partner as described above (other than as a result of Mr. Rifkin's death or disability), or for cause (if RML takes action which causes substantial detriment to the cable systems), then the Company is obligated to make a severance payment of $500,000 to RML.

Services to be Rendered by VS&A

Pursuant to the Partnership Agreement and subject to the approval of the Advisory Committee, VS&A will provide management and media industry advisory services to the Company from time to time with respect to debt and equity funding and the evaluation of potential acquisitions. VS&A will be paid reasonable compensation not to exceed $50,000 in any year in consideration for such services and is reimbursed for all reasonable out-of-pocket expenses incurred by it in connection therewith. No amounts were paid pursuant to this provision during 1998.

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


The New Rifkin Note contains no covenants other than the obligation to pay principal and interest thereon. Aggregate interest payments made by the Company related to the New Rifkin Note in 1998 and 1997 were $333,750 and $336,104, respectively. Events of default under the New Rifkin Note are limited to the failure to pay principal and interest thereunder, and a right to accelerate the Rifkin Note upon an acceleration of the Notes.
 Any rescission of acceleration by the Trustee or the holders of the Notes operates to rescind acceleration of the New Rifkin Note provided that there is no then existing payment default under the Rifkin Note.
 In the event of any redemption, defeasance or other retirement for value of the Notes or any portion thereof prior to their scheduled maturity, Mr. Rifkin shall have the right to require the Company to redeem, defease or retire the New Rifkin Note to the same extent as the Notes, subject to the limitations in the Indenture regarding restricted payments. See "Description of Exchange Notes-Covenants."

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

Certain Relationships with Legal Counsel

Baker & Hostetler LLP, Denver, Colorado, has acted as legal counsel to the Company in connection with the offering of the Old Notes and has acted as legal counsel to the Company in connection with the Company's exchange of New Notes for Old Notes and may from time to time be engaged by the Company with respect to other matters. A partner of Baker & Hostetler LLP is a son of Monroe M. Rifkin. The company paid approximately $64,000 in 1998 to Baker & Hostetler LLP in connection with general matters.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

(a) Exhibits:

The following exhibits are filed pursuant to Item 601 of Regulation
S-K.
Exhibit
Number	Description

2.1	Asset Sale Agreement dated as of January 2, 1996, between Mid-
Tennessee Cable Limited Partnership and Rifkin/MT Management, L.P. (1)

2.2	Assignment and Assumption Agreement dated January 2, 1996 between
Rifkin Acquisition Partners, L.L.L.P. and Rifkin/MT Management, L.P. (1)

2.3	Amended and Restated Purchase and Sale Agreement dated March 29,
1996 by and between Rifkin Cablevision of Tennessee, Ltd. and Rifkin Acquisition Partners, L.L.L.P. (1)

2.4	Purchase Agreement dated January 31, 1996 among BT Securities
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
Partnership Agreement of Rifkin Acquisition Partners, L.L.L.P. dated January 31, 1996. (3)

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
principal amount of $3,000,000 payable by Rifkin Acquisition
Partners to Monroe M. Rifkin. (1)

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
among Rifkin Acquisition Partners, L.P., Rifkin/Tennessee, Ltd.,
Cable Equities of Colorado, Ltd. and R & A, Inc., as amended by the Amendment of Management Agreement dated as of January 26, 1996 among Rifkin Acquisition Partners, L.L.L.P., Rifkin/Tennessee, Ltd., Cable Equities of Colorado, Ltd. and R & A Management, LLC, (1)

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
Company and Rifkin Acquisition Partners, L.L.L.P. dated as of
October 16, 1997. (3)

21.1	Subsidiaries of the Registrants. (1)

(1)	Incorporated by reference from Registration Statement on Form
S-1, as amended, Registration No. 333-3084.
(2)	Incorporated by reference from Form 10-K, dated December 31,
1996, Registration No. 333-3084.
(3)	Incorporated by reference from Form 10-K, dated December 31,
1997, Registration No. 333-3084.


(b)  Financial Statement Schedules:

None.

(c)  Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report.

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Been Registered Securities Pursuant to Section 12 of the Act

No annual report to security holders covering the Registrants' last fiscal year or proxy statement, form of proxy or other proxy solicitation material has been sent to holders of Notes.



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


Name and Title                                  Date

By:  /s/Monroe M. Rifkin             	        March 31, 1999
     Monroe M. Rifkin
     President, Treasurer & Director of RT
     Investments Corp. (Principal Executive
     Officer)


By:  /s/Dale D. Wagner                       	March 31, 1999
     Dale D. Wagner
     Vice President & Assistant Treasurer of
     RT Investments Corp. (Principal Financial
     and Accounting Officer)


By:  /s/Jeffrey D. Bennis                    	March 31, 1999
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



By:  /s/Monroe M. Rifkin                             March 31, 1999
     Monroe M. Rifkin
     Its:  President/Treasurer and Director
           (Principal Executive Officer)


By:  /s/Dale D. Wagner                               March 31, 1999
     Dale D. Wagner
     Its:  Vice President, Secretary &
     Assistant Treasurer (Principal
     Financial and Accounting Officer)