Form 10-Q
period 1999-03-31
RIFKIN ACQUISITION PARTNERS LLLP; RIFKIN ACQUISITION CAPITAL CORP
filed 1999-05-18
CIK 1011695, 1011701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


         FORM 10-Q


(Mark One)

    X     	Quarterly report pursuant to Section 13 or 15(d) of
                the Securities Exchange act of 1934
                For the quarterly period ended March 31, 1999 or

          	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from         to           .



Commission file number:  (S-1) 333-3084



RIFKIN ACQUISITION PARTNERS, L.L.L.P.
RIFKIN ACQUISITION CAPITAL CORP.
(Exact name of registrant as specified in its charter.)


	Colorado	84-1317717
	Colorado	84-1341424

	(State of Incorporation)	(I.R.S. Employer Identification No.)


	360 South Monroe St., Suite 600
	Denver, Colorado  80209

	(Address of principal executive offices)  (zip code)


Registrant's Telephone Number:  (303) 333-1215


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

INDEX


	Page Number

Part I.  Financial Information:

Item 1.  Financial Statements:

Rifkin Acquisition Partners, L.L.L.P.

   a.  Consolidated Statement of Operations....................	3

   b.  Consolidated Balance Sheet..............................	4

   c.  Consolidated Statement of Cash Flows....................	6

   d.  Consolidated Statement of Partners' Capital
       (Deficit)...............................................	7

   e.  Notes to Consolidated Financial Statements..............	8

Rifkin Acquisition Capital Corp.

         a.  Balance Sheet.....................................	10

         b.  Notes to Balance Sheet............................	11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................	12

Part II:  Other Information:

Item 1.  Legal Proceedings (none)

Item 2.  Changes in Securities (none)

Item 3.  Defaults Upon Senior Securities (none)

Item 4.  Submission of Matters to a Vote of Security
         Holders (none)

Item 5.  Other Information

         a.  Revenue and Operating Cash Flow Report............	19

Item 6.  Exhibits and Reports on Form 8-K......................	20

Signatures.....................................................	21

PART I.  FINANCIAL INFORMATION

	ITEM 1.  Financial Statements

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                            Three Months Ended
                                                 March 31,
                                           1999            1998
Revenue:
Service................................	$21,827,094  	$20,535,417
Installation and other.................	  2,190,189  	  1,470,093

Total revenue                            24,017,283      22,005,510

Costs and Expenses:
Operating expense......................   3,461,852       3,546,468
Programming expense....................   5,396,599       4,941,131
Selling, general and administrative
  expense..............................   3,380,966       2,748,970
Depreciation...........................   4,010,219       3,625,474
Amortization...........................   6,383,145       5,817,358
Management fees........................     840,605         770,193
Loss on disposal of assets.............	     76,798  	    260,912

Total costs and expenses............	 23,550,184  	 21,710,506

Operating income.......................     467,099         295,004
Gain on sale of Michigan assets........           -      (5,989,846)
Interest expense.......................	  5,892,724  	  5,945,495

Income (loss) before income taxes and
  cumulative effect of accounting change (5,425,625)        339,355
Income tax benefit.....................	   (537,000)	 (1,098,000)

Income (loss) before cumulative
  effect of accounting change..........  (4,888,625)      1,437,355

Cumulative effect of accounting change
  for organizational costs.............	    111,607  	          -

Net income (loss)......................	$(5,000,232)	$ 1,437,355

Adjusted EBITDA........................	$11,157,260  	$10,188,747









See accompanying notes to financial statements.

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
CONSOLIDATED BALANCE SHEET (UNAUDITED)


ASSETS

                                              March 31,       December 31,
                                                 1999            1998

Cash....................................     $  4,397,931    $  2,324,892
Subscriber accounts receivable,
  net of allowance for doubtful
  accounts of $286,228 in 1999
  and $444,839 in 1998..................	1,438,418  	1,927,323
Other receivables.......................	3,743,948  	5,637,771
Prepaid expenses and other..............	1,479,094  	2,398,528
Property, plant and equipment at cost:
  Cable television transmission and
    distribution systems and related
    equipment...........................      154,357,916     149,376,914
  Land, building, vehicles and
    furniture and fixtures..............        7,895,440       7,421,960
                                              162,253,356     156,798,874
Less accumulated depreciation...........      (39,125,222)    (35,226,773)
  Net property, plant and equipment.....      123,128,134     121,572,101
Franchise costs and other intangible
  assets, net of accumulated
  amortization of $72,059,022 in 1999
  and $67,857,545 in 1998...............      176,785,191     183,438,197

           Total assets.................     $310,972,716    $317,303,629


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
  liabilities...........................     $ 13,513,817    $ 11,684,594
Subscriber deposits and prepayments.....          645,379       1,676,900
Interest payable........................	3,651,571  	7,242,954
Deferred taxes payable..................	7,405,000  	7,942,000
Notes payable...........................      226,575,000     224,575,000
            Total liabilities...........      251,790,767     253,121,448
Commitments:
Redeemable partners' interests..........       16,732,480      10,180,400
Partners' capital (deficit)
  General partner.......................	(2,860,031)	(1,991,018)
  Limited partners......................	44,916,743  	55,570,041
  Preferred equity interest.............           392,757         422,758

            Total partners' capital.....        42,449,469      54,001,781
	    Total liabilities and partners'
              capital...................      $310,972,716    $317,303,629



See accompanying notes to financial statements.

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS

                                         March 31,         March 31,
                                            1999             1998

Cash................................... $  4,397,931    $   1,191,237
Subscriber accounts receivable,
  net of allowance for doubtful
    accounts of $286,228 in 1999
    and $429,857 in 1998...............    1,438,418        1,008,720
Other receivables......................    3,743,948        4,018,907
Prepaid expenses and other.............    1,479,094        1,927,323
Property, plant and equipment at cost:
  Cable television transmission and
    distribution systems and related
    equipment..........................  154,357,916      131,851,390
  Land, building, vehicles and
    furniture and fixtures.............    7,895,440        6,804,551
                                         162,253,356      138,655,941
Less accumulated depreciation..........  (39,125,222)     (28,358,074)
    Net property, plant and
      equipment                          123,128,134      110,297,867
  Franchise costs and other intangible
    assets, net of accumulated
    amortization of $72,059,022 in 1999
    and $54,854,683 in 1998............  176,785,191      167,771,855

    Total assets.................       $310,972,716     $286,215,909


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
  liabilities..........................	$  13,513,817  	$  10,766,883
Subscriber deposits and prepayments....       645,379       1,466,183
Interest payable.......................     3,651,571       3,682,453
Deferred taxes payable.................     7,405,000      11,040,000
Notes payable..........................   226,575,000     218,000,000
    Total liabilities...............      251,790,767     244,955,519
Commitments
Redeemable partners' interests.........    16,732,480       8,514,400
Partners' capital (deficit)
  General partner......................    (2,860,031)     (2,011,986)
  Limited partners.....................    44,916,743      34,473,109
  Preferred equity interest............       392,757         284,867

    Total partners' capital......          42,449,469      32,745,990
    Total liabilities and
      partners' capital..........        $310,972,716    $286,215,909



See accompanying notes to financial statements.

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)

                                               Three Months Ended
                                                   March 31,
                                              1999             1998
Cash flows from operating activities:
Net income (loss).......................   $(5,000,232)    $  1,437,355
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization.........    10,393,364        9,442,832
  Amortization of deferred loan cost....       235,956          247,440
  Gain on sale of Michigan assets.......             -       (5,989,846)
  Loss on disposal of fixed assets......	76,798  	260,912
  Cumulative effect of accounting change
    for organizational costs............       111,607                -
  Deferred taxes benefit................      (537,000)      (1,098,000)
  Decrease in subscriber accounts
    receivable..........................       493,722          309,085
  Decrease in other receivables.........     1,893,823          593,691
  Decrease (increase) in prepaid
    expenses and other..................       919,434         (205,882)
  Increase (decrease) in accounts
    payable and accrued liabilities.....     1,829,223         (900,090)
  Increase (decrease) in subscriber
    deposits and prepayment.............    (1,031,521)          15,946
  Decrease in interest payable..........    (3,591,383)      (3,702,056)
    Net cash provided by operating
      activities........................     5,793,791          411,387

Cash flows from investing activities:
Acquisitions of cable systems, net......       (13,812)               -
Additions to property, plant and
  equipment.............................    (5,722,161)      (6,727,584)
Additions to cable television
  franchises, net of retirements
  and changes in other intangible
  assets................................       (63,890)         (38,349)
Net proceeds from sale of Michigan
  assets................................             -       17,050,564
Net proceeds from the disposal of assets
  (other than Michigan).................        79,111           92,664
    Net cash provided by (used in)
      investing activities..............    (5,720,752)      10,377,295

Cash flows from financing activities
Proceeds from long-term bank debt.......     8,000,000        8,500,000
Payments of long term-bank debt.........    (6,000,000)     (20,000,000)
    Net cash provided by (used in)
      financing activities..............     2,000,000      (11,500,000)

Net decrease in cash....................     2,073,039         (711,318)
Cash at beginning of quarter............     2,324,892        1,902,555

Cash at end of quarter..................   $ 4,397,931     $  1,191,237


See accompanying notes to financial statements

RIFKIN ACQUISTION PARTNERS, L.L.L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
Three Months Ended March 31, 1999 and 1998


                                Preferred
                                 Equity           General        Limited
                                Interest          Partner        Partners          Total
Partners' capital (deficit)
  at 12/31/98...............    $422,758       $(1,991,018)      $55,570,041      $54,001,781
Net loss for the quarter
  ended 3/31/99.............     (30,001)          (50,003)       (4,920,228)      (5,000,232)
Accretion of redeemable
  partners' interest........           -          (819,010)       (5,733,070)      (6,552,080)

Partners' capital (deficit)
  at 3/31/99................    $392,757       $(2,860,031)      $44,916,743      $42,449,469


Partners' capital (deficit)
  at 12/31/97...............    $276,243       $(1,885,480)      $34,044,912      $32,435,675
Net income for the quarter
  ended 3/31/98.............       8,624            14,374         1,414,357        1,437,355
Accretion of redeemable
  partners' interest........           -          (140,880)         (986,160)      (1,127,040)

Partners' capital (deficit)
  at 3/31/98................    $284,867       $(2,011,986)      $34,473,109      $32,745,990

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

This form 10-Q is being filed in conformity with the SEC requirements for unaudited consolidated financial statements for the Company and does not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations, of partners' capital(deficit), and of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals necessary to present fairly the Company's consolidated financial position at March 31, 1999, December 31, 1998 and March 31,1998, and its consolidated results of operations and cash flows for the three months ended March 31, 1999 and 1998. The consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto included on Form 10-K, No. 333-3084, for the year ended December 31, 1998.

2.	Subsequent Event

On February 12, 1999, the Company signed a letter of intent for the partners to sell their partnership interests to Charter Communications, Inc. ("Charter"). On April 26, 1999, the Company signed a definitive Purchase and Sale Agreement with Charter for the sale of the individual partners' interest. The company and Charter are expected to complete the sale during the third quarter of 1999.

3.	Adoption of New Accounting Pronouncement

Effective January 1, 1999, the Company adopted the Accounting Standards Executive Committee's Statement of Position (SOP)98-5 "Reporting on the Costs of Start-Up Activities," which requires the Company to expense all start-up costs related to organizing a new business. During the first quarter of 1999, the Company wrote off the organization costs capitalized in prior years along with the accumulated amortization, resulting in the recognition of a cumulative effect of accounting change loss of $111,607.


4.	Reclassification of Financial Statement Presentation

Certain reclassifications have been made to the 1998 Consolidated
Statement of Operations to conform with the Audited Consolidated
Statement of Operations for the year ended December 31, 1998.

5.	Senior Subordinated Notes

On January 26, 1996, the Company and its wholly-owned subsidiary, Rifkin Acquisition Capital Corp (RAC), co-issued a $125 million aggregate principal amount of 11 1/8% Senior Subordinated Notes (the "Notes") to institutional investors. These Notes were subsequently exchanged on June 18, 1996 for publicly registered notes with identical terms. Interest on the Notes is payable in cash, semi-annually on January 15 and July 15 of each year, commencing on July 15, 1996. The Notes, which mature on January 15, 2006, can be redeemed in whole or in part, at the Issuers' option, at any time on or after January 15, 2001, at redeemable prices contained in the Notes plus accrued interest. In addition, at any time on or prior to January 15, 1999, the Issuers, at their option, were allowed to redeem up to 25% of the principle amount of the notes issued to institutional investors of not less than $25 million. Such redemption did not take place. The Senior Subordinated Notes had a balance of $125 million at March 31, 1999 and 1998.

RIFKIN ACQUISITION CAPITAL CORP.

BALANCE SHEET



                                            March 31,        December 31,
                                              1999              1998
Assets
Cash....................................  $      1,000      $      1,000
      Total assets......................  $      1,000      $      1,000


Stockholder's Equity
Stockholder's Equity
     Common Stock; $1.00 par value;
      10,000 shares authorized, 1000
      shares issued and outstanding.....  $      1,000      $      1,000
             Total stockholder's equity.  $      1,000      $      1,000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q, including the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The words "believes," "expects," "intends," "strategy," "considers" or "anticipates" and similar expressions identify forward-looking statements.

Forward-looking statements include, but are not limited to, statements under the following headings: (i) "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources" about the sufficiency of the expected cash flow of the Company; and
(ii) "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Year 2000" about the expected financial impact of the Year 2000 problem on the Company.

The Company does not undertake to update, revise or correct any of the forward-looking information. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

* Competition in the television programming industry, including competition from other companies providing programming via cable, DBS, telephone lines, SMATV, MMDS or LMDS; the Company's substantial leverage and the risk that the Company may be unable to service or repurchase the Partnership's and RACC's debt. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources";

* Certain restrictions imposed by the terms of the Company's indebtedness, including the ability to incur additional indebtedness, incur liens, pay distributions or make other restricted payments, consummate asset sales, enter into certain transactions with affiliates, merge or consolidate with other persons or sell, assign, transfer, lease, convey or dispose of all or substantially all of the assets of the Company. see "Management's Discussion and Analysis of Financial Conditions and Results of Operations
  - Liquidity and Capital Resources;"

* Increases in the costs of cable programming the Company provides to consumers in its Systems and the inability to have access to sufficient cable programming;

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

* The non-exclusivity of franchises which could permit other cable programming providers the opportunity to compete directly with the Company's Systems;

* Changes in or the inability to comply with government regulation in the cable television industry;

* The Company's dependence on key personnel in executing the Company's plans, including Monroe M. Rifkin, Chairman of Rifkin & Associates, Inc. ("R & A"), Kevin B. Allen, Vice Chairman and Chief Executive Officer of R & A and Jeffrey D. Bennis, President and Chief Operating Officer of R & A, the loss of any of whom could have a materially adverse impact on the Company;

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

* The dependence upon distributions to the Partnership from the Partnership's subsidiaries. The Company derives a substantial portion of operating income from its subsidiaries which funds are necessary for the Company to meet its obligations; and

* Potential conflicts of interest arising out of the relationship between the Company, RACC, and affiliates. R & A Management, LLC ("RML"), which is controlled by Monroe M. Rifkin through Mr. Rifkin's ownership of RML's managing member, R & A, manages all aspects of the business and operations for the Company for a management fee. Certain decisions concerning the management of the Company may present conflicts of interest between the Company and RML.

Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the.statement of expectation or belief will result or be achieved or accomplished.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998

Revenue increased 9.1%, or approximately $2.0 million, to approximately $24.0 million for the three months ended March 31, 1999 from approximately $22.0 million for the three months ended March 31, 1998. This increase resulted from approximately $2.4 million in growth in basic customers and increases in basic and tier rates, offset by approximately $400,000 in total revenue decreases due to the January 31, 1998 sale of systems serving Bridgeport and Bad Axe, Michigan (the "Michigan Sale"). Basic customers increased .2% to approximately 190,300 at March 31, 1999 from approximately 189,800 at March 31, 1998. This increase was attributable to continued growth in Georgia (2,300 or 3.8%) offset by customer losses in Tennessee (700) and Illinois (1,200). Average monthly revenue per customer increased 11.6% from $37.68 for the three months ended March 31, 1998 to $42.04 for 1999 primarily a result of rate increases. Premium service units increased 7.6% to approximately 111,400 as of March 31, 1999, from approximately 103,500 as of March 31, 1998, as a result of increases in Georgia (3,900), Tennessee (800) and Illinois (3,100). The Company's premium penetration increased to 58.5% from 54.5% between 1998 and 1999.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, decreased 2.4%, or approximately $100,000 to approximately $3.5 million for the three months ended March 31, 1999, and decreased as a percentage of revenue to 14.4% from 16.1%. The decrease relates to the normal annual inflationary operating expense increases, offset by an approximate $100,000 decrease related to the Michigan Sale along with small decreases in numerous expense categories due to tighter expense controls.


Programming expense, which includes costs related to basic, tier and premium services, increased 9.2%, or approximately $500,000 to approximately $5.4 million for the three months ended March 31, 1999 from approximately $4.9 million for the three months ended March 31, 1998, and remained constant as a percentage of revenue at 22.5%. The increase is due to program vendor rate increases and the addition of programming in certain systems offset by approximately $100,000 related to the Michigan Sale.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 27.1%, or approximately $700,000 to approximately $3.5 million for the three months ended March 31, 1999 from approximately $2.7 million for the same period in 1998. As a percentage of revenue, selling, general and administrative expense increased to 14.5% for the three months ended March 31, 1999 from 12.5% in 1998. Approximately $400,000 of the increase related to lower programmer cost reimbursement of marketing launch expense and the normal annual inflationary selling, general and administrative expense increases, offset by an approximate $100,000 decrease related to the Michigan Sale.

Depreciation and amortization expense of approximately $10.4 million for the three months ended March 31, 1999 increased approximately $1.0 million from the three months ended March 31, 1998. The increase in depreciation resulted primarily from increases of approximately $5.7 million in 1999 and approximately $6.7 million in 1998 in property, plant and equipment along with $11.8 million attributable to the net fixed assets added in relation to the Tennessee Trade. As a percentage of revenue, depreciation and amortization expenses increased to 43.3% in 1999 from 42.9% in 1998.

Management fees, equal to 3.5% of gross revenue, of approximately $800,000 in 1999 remained consistent with the three months ended March 31, 1998.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment totaled approximately $100,000 for the three months ended March 31, 1999 compared to an approximate $300,000 loss in 1998.

An approximate gain of $6.0 million was recorded in the three months ended March 31, 1998 as a result of the Michigan Sale.

Interest expense during 1999 decreased approximately $100,000 from the three months ended March 31, 1998 and decreased as a percentage of revenue from 27.0% to 24.5%. Interest expense was based on an average debt balance of $226.8 million with an average interest rate of 10.4% and an average debt balance of $225.1 million with an average interest rate of 10.6% for 1999 and 1998, respectively. The debt increase was primarily a result of increased borrowings related to capital additions.

The Partnership is a "pass-through" entity for income tax purposes. All income or loss flows through to the partners of the Partnership in accordance with the Partnership Agreement. An income tax benefit of approximately $500,000 was recorded in 1999 compared to an income tax benefit of approximately $1.1 million for the three months ended March 31, 1998. The income tax benefit relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS
109), "Accounting for Income Taxes."

The Company also reflected an approximate $100,000 change to income for the write-off of organizational costs in compliance with the adoption of accounting pronouncement SOP 98-5 "Reporting on the Costs of Start-Up Activities," which requires the Company to expense all start-up costs.

As a result of the factors discussed above, the Company experienced a Net Loss of approximately $5.0 million in 1999, compared with an approximate $1.4 million Net Income in 1998.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, gain on sale of Michigan assets, and the non-cash provision for the management incentive plan and the cumulative effect of the accounting change for organizational costs, increased 9.5%, or approximately $1.0 million to $11.2 million in 1999 from $10.2 million in 1998. As a percent of revenue, Adjusted EBITDA increased to 46.5% in 1999 from 46.3% for 1998. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

Liquidity and Capital Resources

The Company has relied upon cash generated by operations, borrowing and equity contributions to fund capital expenditures and acquisitions, service its indebtedness and finance its working capital needs. During the comparable three month periods ended March 31, 1999 and 1998, net cash provided by operations (including changes in working capital) of the Company was approximately $5.8 million and $400,000, respectively.

From December 31, 1998 to March 31, 1999, the Company's available cash and cash equivalents increased from approximately $2.3 million to approximately $4.4 million. Accounts payable and accrued liabilities increased approximately $1.8 to approximately $13.5 million from December 31, 1998 to March 31, 1999 primarily a result of bill payment timing. Customer deposits and prepayments decreased approximately $1.0 million to approximately $600,000 from December to March primarily a result of the timing of customer payments. Interest payable decreased approximately $3.6 million to approximately $3.7 million for the same comparable periods due primarily to the effect of the timing of payments. Also, for the same comparable periods, deferred taxes payable decreased approximately $500,000 to approximately $7.4 million as a result of differences in book and tax depreciation and amortization lives and methods. Notes payable increased by $2.0 million from December 31, 1998 to March 31, 1999 due primarily to the borrowings related to capital expenditures.

The Company has increased its total consolidated debt to $226.6 million as of March 31, 1999 from $224.6 million at December 31, 1998. The Company has unused commitments under the Amended and Restated Credit Agreement of $25.5 million, all of which is available for general corporate and/or acquisition purposes. Access to the remaining commitments under the Credit Agreement for general corporate purposes or Permitted Acquisitions (as defined in the Amended and Restated Credit Agreement) is subject to the Company's compliance with all covenants in such facility and the Company's Total Funded Debt Ratio (defined as the ratio of funded indebtedness of the Company to annualized Adjusted EBITDA based on the most recent quarter) being below 5.50. As of March 31, 1999, the Company's Total Funded Debt Ratio was 5.08. Interest payments on the Notes and interest and principal payments under the Amended and Restated Credit Agreement represent significant liquidity requirements for the Company. The Amended and Restated Credit Agreement provides for two term loan facilities in a total amount of $65 million. Term Loan A in the original amount of $25 million was paid down to $21.6 million based upon a portion of the proceeds from the Michigan Sale, matures on March 31, 2003 and begins amortizing on March 31, 2000. Term Loan B in the amount of $40 million, matures March 31, 2004 and begins amortizing March 31, 2002. The Amended and Restated Credit Agreement also provides for an $80 million reducing revolving facility with a final maturity date of March 31, 2003. The revolving facility was subject to permanent annual commitment reductions commencing in 1997 with
a remaining commitment as of March 31, 1999  of $62.5 million.   Borrowings
under the Amended and Restated Credit Agreement will bear interest at floating rates and will require interest payments on various dates depending upon the interest rate options selected by the Company.

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

Year 2000 Issue

As many computer software, hardware, and other equipment with embedded chips or processors (collectively, the "business systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 issue.

During 1998 and continuing into 1999, the Company began an enterprise-wide, comprehensive effort to assess and remediate Year 2000 issues in the following areas: (a) the Company's technology systems, including software and computer and peripheral hardware used in the Company's operations, (b) electronic data interchange systems, (c) non-information technology systems (embedded technology), including PBX and voice messaging systems, heating and air conditioning systems, alarm systems, predictive dialers, radio communication systems and other support role systems, and (d) Year 2000 compliance of entities or persons from which the Company retrieves or receives data or products (including states, counties and other vendors) and third parties with which the Company has a material relationship. The Company undertook this action to ensure their computer systems and related software, facilities, and equipment, process and store information in the Year 2000 and thereafter. The Company's Year 2000 remediation efforts include an assessment of its critical systems, including customer service and billing systems, information systems, and product reception and distribution systems.

The Company has a Year 2000 Task Force ("Task Force") and includes representatives from all business divisions. The Task Force is responsible for overseeing the remediation efforts and ensures that all-necessary action and resources are in place. The Task Force has implemented a six phase plan to identify and repair Year 2000 affected systems: (i) inventory systems to identify potentially date-sensitive systems, including third party-products;
(ii) assess the systems for Year 2000 compliance and evaluate the actions necessary to bring it into compliance; (iii) remediation of the system by modifying, upgrading or replacing the system; (iv) testing the corrected systems; (v) deploy the corrected system; and (vi) monitor the corrected system.

Inventory assessment of the information systems is substantially complete. Significant progress has been made to complete the remediation, testing and deployment, which is scheduled for completion by July 31, 1999.

Inventory and assessment of the cable system facilities, which includes the customer service, product reception and distribution systems, are substantially complete. Remediation, testing and deployment are well under way and are scheduled to be completed by September 30, 1999.

The Company is continuing its survey of the significant third-party vendors and suppliers whose systems, services or products that are important to the Company's operations. The Company has received information that critical systems, services and products supplied to the Company by third parties are Year 2000 compliant or are expected to be Year 2000 compliant before the year 2000. Third-party vendors and suppliers whose systems will not be compliant before the year 2000 have been replaced, will be scheduled to be replaced or a contingency plan will be developed to accommodate the vendor or supplier. Although the Company believes that its own internal systems will be Year 2000 compliant, no assurance can be given that the systems of the external sources of the Company's data, telephone and utility providers, customers and other third parties with which the Company has a material relationship will be Year 2000 compliant. The Company will be continuing to contact these entities during 1999 to assess their state of Year 2000 readiness and to plan changes that may be necessary to prevent any Year 2000 impact on the Company's systems. Depending on the length of time the contingency plans remain in effect, they could have an adverse effect on the Company's business, operations and financial condition.

The Task Force will coordinate the development of contingency plans in the event the Company's plan to identify and repair Year 2000 affected systems is not completed by their scheduled completion dates. The Company expects to have solidified its contingency plans by no later than July 31, 1999.

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

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
REVENUE AND OPERATING CASH FLOW REPORT
(UNAUDITED)
Three Months Ended March 31, 1999 and 1998


REVENUES:
                                                     1999            1998

Georgia.................................	$  8,405,112	$  7,092,344
Illinois................................           2,707,068       2,655,844
Michigan(3).............................                   -         378,046
Tennessee...............................          12,863,005      11,850,920
Other(2)................................	      42,098	      28,356

   Total................................        $ 24,017,283    $ 22,005,510

OPERATING CASH FLOW(1):

Georgia.................................	$  4,190,340	$  3,496,859
Illinois................................           1,378,148       1,390,189
Michigan................................                   -          80,228
Tennessee...............................           6,406,418       5,990,925
Other...................................	      22,959	         739

   Total................................        $ 11,997,865     $10,958,940

OPERATING CASH FLOW AS A PERCENT OF REVENUES:

Georgia.................................              49.9 %          49.3 %
Illinois................................              50.9 %          52.3 %
Michigan................................                 -            21.2 %
RAP-Tennessee...........................              49.8 %          50.6 %

Total (excluding other)...............                49.9 %          49.9 %





(1) Excludes management fee expense of $840,605 and $770,193, net losses related to the disposition of certain plant assets of $76,798 and $260,912 non-cash management incentive plan expense of $219,999 and $189,999, and the non-cash cumulative effect of accounting change for organizational costs of $111,607 and $0 for the quarters ended March 31, 1999 and 1998, respectively.

(2)  Principally interest income.

(3) Activity relates to the Michigan Systems which were sold effective January 31, 1998.

ITEM 6.    Exhibits and Reports on Form 8-K


(a)	Exhibits

		Exhibit 27   Financial Data Schedule

(b)	Reports on Form 8-K

		On May 7, 1999, the Company filed a report on Form 8-K of its Purchase and
Sale Agreement dated April 26, 1999 with Charter Communications, Inc., and the Purchase and Sale agreement dated April 26, 1999 between
InterLink Communications Partners, LLLP and Charter Communications, Inc.


SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, as of May 17, 1999.


RIFKIN ACQUISITION PARTNERS, L.L.L.P.

By:  Rifkin Acquisition Management, L.P.
     a Colorado limited partnership, its
     general partner

  By:  RT Investments Corp., a Colorado
       corporation, its general partner

  By:  /s/Dale D. Wagner
       Dale D. Wagner
       Its:  Vice President & Assistant Treasurer
             (Principal Financial Officer)