Form 10-Q
period 1999-06-30
RIFKIN ACQUISITION PARTNERS LLLP; RIFKIN ACQUISITION CAPITAL CORP
filed 1999-08-16
CIK 1011695, 1011701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


         FORM 10-Q


(Mark One)

    X     	Quarterly report pursuant to Section 13 or 15(d) of
                the Securities Exchange act of 1934
                For the quarterly period ended June 30, 1999 or

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

INDEX


                                                      Page Number

Part I.  Financial Information:

Item 1.  Financial Statements:

Rifkin Acquisition Partners, L.L.L.P.

   a.  Consolidated Statement of Operations....................	3

   b.  Consolidated Balance Sheet..............................	5

   c.  Consolidated Statement of Cash Flows....................	7

   d.  Consolidated Statement of Partners' Capital
       (Deficit)...............................................	9

   e.  Notes to Consolidated Financial Statements..............	11

Rifkin Acquisition Capital Corp.

         a.  Balance Sheet.....................................	13

         b.  Notes to Balance Sheet............................	14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................	15

Part II:  Other Information:

Item 1.  Legal Proceedings-(none)

Item 2.  Changes in Securities-(none)

Item 3.  Defaults Upon Senior Securities-(none)

Item 4.  Submission of Matters to a Vote of Security
         Holders-(none)

Item 5.  Other Information

         a.  Revenue and Operating Cash Flow Report............	23

Item 6.  Exhibits and Reports on Form 8-K......................	25

Signatures.....................................................	26

PART I.  FINANCIAL INFORMATION

	ITEM 1.  Financial Statements

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                            Three Months Ended
                                                  June 30,
                                            1999           1998
Revenue:
Service................................	$22,274,410  	$20,305,435
Installation and other.................	  2,292,123  	  1,990,831

                         Total revenue   24,566,533      22,296,266

Costs and Expenses:
Operating expense......................   3,182,794       3,459,383
Programming expense....................   5,242,791       4,308,351
Selling, general and administrative
  expense..............................   7,363,688       3,608,785
Depreciation...........................   4,236,646       3,783,708
Amortization...........................   6,355,410       5,456,839
Management fees........................     859,829         780,369
Loss on disposal of assets.............	    394,223  	    386,847

Total costs and expenses............	 27,635,381  	 21,784,282

Operating income.(loss)................  (3,068,848)        511,984
Interest expense.......................	  5,829,734  	  5,772,485

Loss before income taxes...............  (8,898,582)     (5,260,501)
Income tax benefit.....................	   (702,000)	   (802,000)

Net loss...............................	$(8,196,582)	$(4,458,501)

Adjusted EBITDA........................	$11,658,966  	$10,329,377

See accompanying notes to financial statements.

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                              Six Months Ended
                                                  June 30,
                                            1999            1998
Revenue:
Service................................ $ 44,101,504     $40,840,852
Installation and other.................    4,482,312       3,460,924

                          Total revenue   48,583,816      44,301,776

Costs and Expenses:
Operating expense......................    6,644,646       7,005,851
Programming expense....................   10,639,390       9,249,482
Selling, general and administrative
  expense..............................   10,744,654       6,357,755
Depreciation...........................    8,246,865       7,409,182
Amortization...........................   12,738,555      11,274,197
Management fees........................    1,700,434       1,550,562
Loss on disposal of assets.............      471,021         647,759

Total costs and expenses............      51,185,565      43,494,788

Operating income.(loss)................   (2,601,749)        806,988
Gain on sale of Michigan assets........            -      (5,989,846)
Interest expense.......................   11,722,458      11,717,980

Loss before income taxes and cumulative
  effect of accounting change..........  (14,324,207)     (4,921,146)
Income tax benefit.....................   (1,239,000)     (1,900,000)

Loss before cumulative effect
 of accounting change..........          (13,085,207)     (3,021,146)

Cumulative effect of accounting change
  for organizational costs.............      111,607               -

Net loss............................... $(13,196,814)    $(3,021,146)

Adjusted EBITDA........................ $ 22,816,226     $20,518,124

See accompanying notes to financial statements.

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS

                                                  June 30,        June 30,
                                                    1999            1998

Cash....................................	$  2,694,050  	$  1,072,034
Subscriber accounts receivable,
  net of allowance for doubtful
  accounts of $283,021 in 1999
  and $409,737 in 1998..................           2,044,860       1,048,500
Other receivables.......................           3,813,453       4,540,417
Prepaid expenses and other..............           1,290,900       1,519,660
Property, plant and equipment at cost:
  Cable television transmission and
    distribution systems and related
    equipment...........................         164,389,372     140,150,950
  Land, building, vehicles and
    furniture and fixtures..............	   8,431,453  	   7,063,061
                                                 172,820,825     147,214,011
Less accumulated depreciation...........	 (42,862,043)	 (31,964,024)
  Net property, plant and equipment.....         129,958,782     115,249,987
Franchise costs and other intangible
  assets, net of accumulated
  amortization of $78,661,872 in 1999
  and $60,309,077 in 1998...............	 170,219,573  	 162,787,070

	   Total assets......................	$310,021,618  	$286,217,668


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
  liabilities...........................	$ 18,385,567  	$ 12,802,194
Subscriber deposits and prepayments.....           1,203,363       1,188,515
Interest payable........................           7,169,321       7,112,070
Deferred taxes payable..................           6,703,000      10,238,000
Notes payable...........................	 225,575,000  	 218,075,000
            Total liabilities................    259,036,251     249,415,779
Commitments:
Redeemable partners' interests..........          16,732,480       8,515,160
Partners' capital (deficit)
  General partner.......................          (2,941,996)     (2,056,666)
  Limited partners......................          36,851,306      30,085,279
  Preferred equity interest.............	     343,577  	     258,116

	    Total partners' capital..........	  34,252,887  	  28,286,729
	    Total liabilities and partners'
	      capital........................	$310,021,618  	$286,217,668

See accompanying notes to financial statements.

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS

                                                  June 30,        December 31,
                                                    1999            1998

Cash....................................	$  2,694,050  	$  2,324,892
Subscriber accounts receivable,
  net of allowance for doubtful
  accounts of $283,021 in 1999
  and $409,737 in 1998..................           2,044,860       1,932,140
Other receivables.......................           3,813,453       5,637,771
Prepaid expenses and other..............           1,290,900       2,398,528
Property, plant and equipment at cost:
  Cable television transmission and
    distribution systems and related
    equipment...........................         164,389,372     149,376,914
  Land, building, vehicles and
    furniture and fixtures..............	   8,431,453  	   7,421,960
                                                 172,820,825     156,798,874
Less accumulated depreciation...........	 (42,862,043)	 (35,226,773)
  Net property, plant and equipment.....         129,958,782     121,572,101
Franchise costs and other intangible
  assets, net of accumulated
  amortization of $78,661,872 in 1999
  and $60,309,077 in 1998...............	 170,219,573  	 183,438,197

	   Total assets......................	$310,021,618  	$317,303,629


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
  liabilities...........................	$ 18,385,567  	$ 11,684,594
Subscriber deposits and prepayments.....           1,203,363       1,676,900
Interest payable........................           7,169,321       7,242,954
Deferred taxes payable..................           6,703,000       7,942,000
Notes payable...........................         225,575,000     224,575,000
            Total liabilities................    259,036,251     253,121,448
Commitments:
Redeemable partners' interests..........          16,732,480      10,180,400
Partners' capital (deficit)
  General partner.......................          (2,941,996)     (1,991,018)
  Limited partners......................          36,851,306      55,570,041
  Preferred equity interest.............	     343,577  	     422,758

	    Total partners' capital..........	  34,252,887  	  54,001,781
	    Total liabilities and partners'
	      capital........................	$310,021,618  	$317,303,629


See accompanying notes to financial statements.

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                                                     Three Months Ended
                                                           June 30,
                                                    1999             1998
Cash flows from operating activities:
Net loss................................	$(8,196,582)	$ (4,458,501)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization.........         10,592,056        9,240,547
  Amortization of deferred loan cost....            247,440          247,440
  Loss on disposal of fixed assets......            394,223          386,847
  Deferred taxes benefit................           (702,000)        (802,000)
  Increase in subscriber accounts
    receivable..........................           (606,442)         (39,782)
  Increase in other receivables.........            (69,505)        (521,510)
  Decrease in prepaid expenses
  and other.............................            188,194          407,663
  Increase  in accounts payable
    and accrued liabilities.............          4,871,750        2,035,311
  Decrease (increase) in subscriber
    deposits and prepayment.............            557,984         (277,668)
  Increase in interest payable..........          3,517,750        3,429,617
    Net cash provided by operating
      activities........................         10,794,868        9,647,964

Cash flows from investing activities:
Acquisitions of cable systems, net......             13,812                -
Additions to property, plant and
  equipment.............................        (11,472,293)      (9,148,961)
Additions to cable television
  franchises, net of retirements
  and changes in other intangible
  assets................................            (51,040)        (719,494)
Net proceeds from the disposal of
  assets                                	     10,772  	      26,288
    Net cash provided by
      investing activities..............        (11,498,749)      (9,842,167)

Cash flows from financing activities
Proceeds from long-term bank debt.......          1,500,000        3,500,000
Payments of long term-bank debt.........	 (2,500,000)	  (3,425,000)
    Net cash used in (provided by)
      financing activities..............	 (1,000,000)	      75,000

Net decrease in cash....................         (1,703,881)        (119,203)
Cash at beginning of quarter............	  4,397,931  	   1,191,237

Cash at end of quarter..................	$ 2,694,050  	$  1,072,034

See accompanying notes to financial statements

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                                                       Six Months Ended
                                                           June 30,
                                                     1999             1998
Cash flows from operating activities:
Net loss................................	$(13,196,814)	$  (3,021,146)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization.........          20,985,420       18,683,379
  Amortization of deferred loan cost....             483,396          494,880
  Gain on sale of Michigan assets.......                   -       (5,989,846)
  Loss on disposal of fixed assets......             471,021          647,759
  Cumulative effect of accounting change
    for organizational costs............             111,607                -
  Deferred taxes benefit................          (1,239,000)      (1,900,000)
  Decrease (increase) in subscriber
    accounts receivable.................            (112,720)         269,303
  Decrease in other receivables.........           1,824,318           72,181
  Decrease in prepaid expenses
    and other...........................           1,107,628          201,781
  Increase in accounts payable
    and accrued liabilities.....                   6,700,973        1,135,221
  Decrease in subscriber deposits
    and prepayment......................            (473,537)        (261,722)
  Decrease in interest payable..........             (73,633)        (272,439)
    Net cash provided by operating
      activities........................          16,588,659       10,059,351

Cash flows from investing activities:
Additions to property, plant and
  equipment.............................         (17,194,454)     (15,876,545)
Additions to cable television
  franchises, net of retirements
  and changes in other intangible
  assets................................            (114,930)        (757,843)
Net proceeds from sale of Michigan
  assets................................                   -       17,050,564
Net proceeds from the disposal of assets
  (other than Michigan).................              89,883          118,952
    Net cash provided by (used in)
      investing activities..............         (17,219,501)         535,128

Cash flows from financing activities
Proceeds from long-term bank debt.......           9,500,000       12,000,000
Payments of long term-bank debt.........          (8,500,000)     (23,425,000)
    Net cash provided by (used in)
      financing activities..............           1,000,000      (11,425,000)

Net decrease in cash....................             369,158         (830,521)
Cash at beginning of period.............           2,324,892        1,902,555

Cash at end of period...................        $  2,694,050    $   1,072,034

See accompanying notes to financial statements

RIFKIN ACQUISTION PARTNERS, L.L.L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
Three Months Ended June 30, 1999 and 1998

                                 Preferred
                                  Equity           General        Limited
                                 Interest          Partner        Partners          Total

Partners' capital (deficit)
  at 3/31/99................	$392,757  	$(2,860,031)	$44,916,743  	$42,449,469
Net loss for the three
  months ended 6/30/99......	 (49,180)	    (81,965)	 (8,065,437)	 (8,196,582)

Partners' capital (deficit)
  at 6/30/99................	$343,577  	$(2,941,996)	$36,851,306  	$34,252,887


Partners' capital (deficit)
  at 3/31/98. ..............	$284,867  	$(2,011,986)	$34,473,109  	$32,745,990
Net loss for the three
  months ended 6/30/98......     (26,751)           (44,585)     (4,387,165)     (4,458,501)
Accretion of redeemable
  partners' interest........	       -  	        (95)	       (665)	       (760)

Partners' capital (deficit)
  at 6/30/98................	$258,116  	$(2,056,666)	$30,085,279  	$28,286,729

See accompanying notes to financial statement.

RIFKIN ACQUISTION PARTNERS, L.L.L.P.
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
Six Months Ended June 30, 1999 and 1998
                                Preferred
                                 Equity           General        Limited
                                Interest          Partner        Partners          Total
Partners' capital (deficit)
  at 12/31/98...............	$422,758  	$(1,991,018)	$55,570,041  	$54,001,781
Net loss for the six months
  ended 6/30/99.............     (79,181)          (131,968)    (12,985,665)    (13,196,814)
Accretion of redeemable
  partners' interest........           -           (819,010)     (5,733,070)     (6,552,080)

Partners' capital (deficit)
  at 6/30/99................	$343,577  	$(2,941,996)	$36,851,306  	$34,252,887


Partners' capital (deficit)
  at 12/31/97. .............	$276,243  	$(1,885,480)	$34,044,912  	$32,435,675
Net loss for the six
  months ended 6/30/98......     (18,127)           (30,211)     (2,972,808)     (3,021,146)
Accretion of redeemable
  partners' interest........	       -  	   (140,975)	   (986,825)	 (1,127,800)

Partners' capital (deficit)
  at 6/30/98................	$258,116  	$(2,056,666)	$30,085,279  	$28,286,729

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

This form 10-Q is being filed in conformity with the SEC requirements for unaudited consolidated financial statements for the Company and does not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations, of partners' capital(deficit), and of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals necessary to present fairly the Company's consolidated financial position at June 30, 1999, December 31, 1998 and June 30,1998, and its consolidated results of operations and cash flows for the three months and six months ended June 30, 1999 and 1998. The consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto included on Form 10-K, No. 333-3084, for the year ended December 31, 1998.

2.	Purchase Agreement

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

On January 26, 1996, the Company and its wholly-owned subsidiary, Rifkin Acquisition Capital Corp (RAC), co-issued a $125 million aggregate principal amount of 11 1/8% Senior Subordinated Notes (the "Notes") to institutional investors. These Notes were subsequently exchanged on June 18, 1996 for publicly registered notes with identical terms. Interest on the Notes is payable in cash, semi-annually on January 15 and July 15 of each year, commencing on July 15, 1996. The Notes, which mature on January 15, 2006, can be redeemed in whole or in part, at the Issuers' option, at any time on or after January 15, 2001, at redeemable prices contained in the Notes plus accrued interest. In addition, at any time on or prior to January 15, 1999, the Issuers, at their option, were allowed to redeem up to 25% of the principle amount of the notes issued to institutional investors of not less than $25 million. Such redemption did not take place. The Senior Subordinated Notes had a balance of $125 million at June 30, 1999 and 1998.

<TABLE
RIFKIN ACQUISITION CAPITAL CORP.

BALANCE SHEET
[CAPTION]


                                                  June 30,        December 31,
                                                    1999              1998
[S]                                             [C]               [C]
Assets
Cash..........................................  $      1,000      $      1,000
      Total assets............................  $      1,000      $      1,000


Stockholder's Equity
Stockholder's Equity
     Common Stock; $1.00 par value;
      10,000 shares authorized, 1000
      shares issued and outstanding...........  $      1,000      $      1,000
             Total stockholder's equity.......  $      1,000      $      1,000

[FN]
The accompanying notes are an integral part of the balance sheet.
[/TABLE]

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

Three Months Ended June 30, 1999 Compared to Three Months Ended June
30, 1998

Revenue increased 10.2%, or approximately $2.3 million, to approximately $24.6 million for the three months ended June 30, 1999 from approximately $22.3 million for the three months ended June 30, 1998. This increase resulted from approximately $2.7 million in increases in basic and tier rates, offset by approximately $400,000 in total revenue decreases due to the January 31, 1998 sale of systems serving Bridgeport and Bad Axe, Michigan (the "Michigan Sale"). Basic customers decreased .3% to approximately 189,700 at June 30, 1999 from approximately 190,300 at June 30, 1998. This increase was attributable to continued growth in Georgia (900 or 1.5%) offset by customer losses in Tennessee (600) and Illinois (900). Average monthly revenue per customer increased 10.2% from $39.10 for the three months ended June 30, 1998 to $43.10 for 1999 primarily a result of rate increases. Premium service units increased 1.2% to approximately 109,000 as of June 30, 1999, from approximately 107,700 as of June 30, 1998, as a result of increases in Georgia (700) and Illinois (2,300) offset by a decrease in Tennessee (1,800). The Company's premium penetration increased to 57.5% from 56.5% between 1998 and 1999.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, decreased 8.0%, or approximately $300,000 to approximately $3.2 million for the three months ended June 30, 1999, and decreased as a percentage of revenue to 13.0% from 15.5%. The decrease relates to the normal annual operating expense increases, offset by an approximate $100,000 decrease related to the Michigan Sale along with small decreases in numerous expense categories due to tighter expense controls.


Programming expense, which includes costs related to basic, tier and premium services, increased 21.7%, or approximately $900,000 to approximately $5.2 million for the three months ended June 30, 1999 from approximately $4.3 million for the three months ended June 30, 1998, and increased as a percentage of revenue to 21.3% from 19.3%. The increase is due to program vendor rate increases and the addition of programming in certain systems offset by approximately $100,000 related to the Michigan Sale.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 104.1%, or approximately $3.8 million to approximately $7.4 million for the three months ended June 30, 1999 from approximately $3.6 million for the same period in 1998. As a percentage of revenue, selling, general and administrative expense increased to 30.0% for the three months ended June 30, 1999 from 16.2% in 1998. Approximately $3.4 million of the increase related to an acceleration of the provision for incentive cost associated with the upcoming sale of the Company and approximately $300,000 of the increase related to lower programmer cost reimbursement of marketing launch expense along with the normal annual increases in selling, general and administrative expense, offset by an approximate $100,000 decrease related to the Michigan Sale.

Depreciation and amortization expense of approximately $10.6 million for the three months ended June 30, 1999 increased approximately $1.4 million from the three months ended June 30, 1998. The increase in depreciation resulted primarily from increases of approximately $17.2 million in 1999 and approximately $15.9 million in 1998 in property, plant and equipment along with $11.8 million attributable to the net fixed assets added in relation to the Tennessee Trade. As a percentage of revenue, depreciation and amortization expenses increased to 43.1% in 1999 from 41.4% in 1998.

Management fees, equal to 3.5% of gross revenue, of approximately
$900,000 in 1999 increased approximately $100,000 from the three months ended June 30, 1998.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment totaled approximately $400,000 for the comparable periods in 1999 and 1998.

Interest expense during 1999 increased approximately $100,000 from the three months ended June 30, 1998 and decreased as a percentage of revenue from 25.9% to 23.7%. Interest expense was based on an average debt balance of $226.0 million with an average interest rate of 10.3% and an average debt balance of $218.0 million with an average interest rate of 10.6% for 1999 and 1998, respectively. The debt increase was primarily a result of increased borrowings related to capital additions.

The Partnership is a "pass-through" entity for income tax purposes.
All income or loss flows through to the partners of the Partnership in accordance with the Partnership Agreement. An income tax benefit of approximately $700,000 was recorded in 1999 compared to an income tax benefit of approximately $800,000 for the three months ended June 30, 1998. The income tax benefit relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."

As a result of the factors discussed above, the Company experienced a Net Loss of approximately $8.2 million in 1999, compared with an approximate $4.5 million Net Loss in 1998.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, non-cash provision for the management incentive plan, and sales expenses related to the sale of the Company increased 12.9%, or approximately $1.3 million to $11.7 million in 1999 from $10.3 million in 1998. As a percent of revenue, Adjusted EBITDA increased to 47.4% in 1999 from 46.3% for 1998. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30,
1998

Revenue increased 9.7%, or approximately $4.3 million, to approximately $48.6 million for the six months ended June 30, 1999 from approximately $44.3 million for the six months ended June 30, 1998. This increase resulted from approximately $4.7 million in increases in basic and tier rates, offset by approximately $400,000 in total revenue decreases due to the January 31, 1998 Michigan Sale. Basic customers decreased .3% to approximately 189,700 at June 30, 1999 from approximately 190,300 at June 30, 1998. This increase was attributable to continued growth in Georgia (900 or 1.5%) offset by customer losses in Tennessee (600) and Illinois (900). Average monthly revenue per customer increased 12.4% from $37.88 for the six months ended June 30, 1998 to $42.59 for 1999 primarily a result of rate increases. Premium service units increased 1.2% to approximately 109,000 as of June 30, 1999, from approximately 107,700 as of June 30, 1998, as a result of increases in Georgia (700) and Illinois (2,300) offset by a decrease in Tennessee (1,800). The Company's premium penetration increased to 57.5% from 56.5% between 1998 and 1999.

Operating expense, which includes costs related to technical personnel, franchise fees and repairs and maintenance, decreased 5.2%, or approximately $400,000 to approximately $6.6 million for the six months ended June 30, 1999, and decreased as a percentage of revenue to 14.6% from 15.8%. The decrease relates to the normal annual operating expense increases, offset by an approximate $100,000 decrease related to the Michigan Sale along with small decreases in numerous expense categories due to tighter expense controls.


Programming expense, which includes costs related to basic, tier and premium services, increased 15.0%, or approximately $1.4 million to approximately $10.6 million for the six months ended June 30, 1999 from approximately $9.2 million for the six months ended June 30, 1998, and increased as a percentage of revenue from 20.9% to 21.9%. The increase is due to program vendor rate increases and the addition of programming in certain systems offset by approximately $100,000 related to the Michigan Sale.

Selling, general and administrative expense, which includes expenses related to on-site office and customer-service personnel, customer billing and postage and marketing, increased 70.8%, or approximately $4.5 million to approximately $10.9 million for the six months ended June 30, 1999 from approximately $6.4 million for the same period in 1998. As a percentage of revenue, selling, general and administrative expense increased to 22.3% for the six months ended June 30, 1999 from 14.4% in 1998. Approximately $3.4 million of the increase related to an acceleration of the provision for incentive cost associated with the upcoming sale of the Company and the normal annual increases in selling, general and administrative expense, offset by an approximate $100,000 decrease related to the Michigan Sale.

Depreciation and amortization expense of approximately $21.0 million for the six months ended June 30, 1999 increased approximately $2.3 million from the six months ended June 30, 1998. The increase in depreciation resulted primarily from increases of approximately $17.2 million in 1999 and approximately $15.9 million in 1998 in property, plant and equipment along with $11.8 million attributable to the net fixed assets added in relation to the Tennessee Trade. As a percentage of revenue, depreciation and amortization expenses increased to 43.2% in 1999 from 42.2% in 1998.

Management fees, equal to 3.5% of gross revenue, of approximately $1.7 million in 1999 increased approximately $100,000 from the six months ended June 30, 1998.

The loss on disposal of assets, primarily the write-off of replaced house drops and rebuilt trunk and distribution equipment totaled approximately $500,000 for the six months ended June 30, 1999 compared to an approximate $600,000 loss in 1998.

An approximate gain of $6.0 million was recorded in the six months ended June 30, 1998 as a result of the Michigan Sale.

Interest expense during 1999 remained consistent with the six months ended June 30, 1998 and decreased as a percentage of revenue from 26.5% to 24.1%. Interest expense was based on an average debt balance of $226.4 million with an average interest rate of 10.4% and an average debt balance of $222.1 million with an average interest rate of 10.6% for 1999 and 1998, respectively. The debt increase was primarily a result of increased borrowings related to capital additions.

The Partnership is a "pass-through" entity for income tax purposes.
All income or loss flows through to the partners of the Partnership in accordance with the Partnership Agreement. An income tax benefit of approximately $1.2 million was recorded in 1999 compared to an income tax benefit of approximately $1.9 million for the six months ended June 30, 1998. The income tax benefit relates to deferred income taxes recorded as a result of the non-cash tax liability of the Company's corporate subsidiaries in conjunction with the application of Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes."

The Company also reflected an approximate $100,000 charge to income for the six months ended June 30, 1999 for the write-off of organizational costs in compliance with the adoption of accounting pronouncement SOP 98-5-"Reporting on the Costs of Start-Up Activities," which requires the Company to expense all start-up costs.

As a result of the factors discussed above, the Company experienced a Net Loss of approximately $13.2 million in 1999, compared with an approximate $3.0 million Net Loss in 1998.

Adjusted EBITDA, defined as income (loss) before interest expense, income taxes, depreciation and amortization, loss on disposal of assets, gain on sale of Michigan assets, the non-cash provision for the management incentive plan, sales expense related to the sale of the Company and the cumulative effect of the accounting change for organizational costs, increased 11.2%, or approximately $2.3 million to $22.8 million in 1999 from $20.5 million in 1998. As a percent of revenue, Adjusted EBITDA increased to 47.0% in 1999 from 46.3% for 1998. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flow as an indication of the Company's operating performance.


Liquidity and Capital Resources

The Company has relied upon cash generated by operations, borrowing and equity contributions to fund capital expenditures and acquisitions, service its indebtedness and finance its working capital needs. During the comparable six month periods ended June 30, 1999 and 1998, net cash provided by operations (including changes in working capital) of the Company was approximately $16.6 million and $10.0 million, respectively.

From December 31, 1998 to June 30, 1999, the Company's available cash and cash equivalents increased from approximately $2.3 million to approximately $2.7 million. Other receivables decreased from approximately $5.6 million to approximately $3.8 million as a result of the timing of receipts. Prepaid expenses and other decreased from approximately $2.4 million to approximately $1.3 million primarily as a result of scheduled amortization. Accounts payable and accrued liabilities increased approximately $6.7 million to approximately $18.4 million from December 31, 1998 to June 30, 1999 primarily a result of bill payment timing. Also, for the same comparable periods, deferred taxes payable decreased approximately $1.2 million to approximately $6.7 million as a result of differences in book and tax depreciation and amortization lives and methods. Notes payable increased by $1.0 million from December 31, 1998 to March 31, 1999 due primarily to the borrowings related to capital expenditures.

The Company has increased its total consolidated debt to $225.6 million as of June 30, 1999 from $224.6 million at December 31, 1998. The Company has unused commitments under the Amended and Restated Credit Agreement of $18.9 million, all of which is available for general corporate and/or acquisition purposes. Access to the remaining commitments under the Credit Agreement for general corporate purposes or Permitted Acquisitions (as defined in the Amended and Restated Credit Agreement) is subject to the Company's compliance with all covenants in such facility and the Company's Total Funded Debt Ratio (defined as the ratio of funded indebtedness of the Company to annualized Adjusted EBITDA based on the most recent quarter) being below 5.25. As of June 30, 1999, the Company's Total Funded Debt Ratio was 4.84. Interest payments on the Notes and interest and principal payments under the Amended and Restated Credit Agreement represent significant liquidity requirements for the Company. The Amended and Restated Credit Agreement provides for two term loan facilities in a total amount of $65 million. Term Loan A in the original amount of $25 million was paid down to $21.6 million based upon a portion of the proceeds from the Michigan Sale, matures on March 31, 2003 and begins amortizing on March 31, 2000. Term Loan B in the amount of $40 million, matures March 31, 2004 and begins amortizing March 31, 2002.
 The Amended and Restated Credit Agreement also provides for an $80 million reducing revolving facility with a final maturity date of March 31, 2003. The revolving facility was subject to permanent annual commitment reductions commencing in 1997 with a remaining commitment as
of June 30, 1999 of $60.0 million.   Borrowings under the Amended and
Restated Credit Agreement will bear interest at floating rates and will require interest payments on various dates depending upon the interest rate options selected by the Company.

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

Inventory assessment of the information systems is substantially complete. Significant progress has been made to complete the remediation, testing and deployment, which is scheduled for completion by August 31, 1999.

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

The Task Force will coordinate the development of contingency plans in the event the Company's plan to identify and repair Year 2000 affected systems is not completed by their scheduled completion dates. The Company expects to have solidified its contingency plans by no later than October 30, 1999.

The remediation and testing of the Company's business systems will cost an estimated $200,000. These costs are to be expensed or capitalized, as appropriate in the period incurred and funded through cash flows from operations. Expenses to date have approximated $150,000. The financial impact is not expected to be material to the Company's financial position or results of operations.

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

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
REVENUE AND OPERATING CASH FLOW REPORT
(UNAUDITED)
Three Months Ended June 30, 1999 and 1998

REVENUES:
                                                    1999            1998
Georgia.................................	$  8,549,674  	$  7,573,049
Illinois................................           2,777,654       2,624,682
Michigan(3).............................                   -           8,136
Tennessee...............................          13,187,138      12,053,904
Other(2)................................	      52,067  	      36,495

   Total................................        $ 24,566,533    $ 22,296,266

OPERATING CASH FLOW(1):

Georgia.................................	$  4,235,157  	$  3,732,277
Illinois................................           1,500,520       1,351,815
Michigan................................                   -           3,505
Tennessee...............................           6,765,332       6,013,085
Other...................................	      17,786  	       9,064

   Total................................        $ 12,518,795    $ 11,109,746

OPERATING CASH FLOW AS A PERCENT OF REVENUES:

Georgia.................................              49.5 %          49.3 %
Illinois................................              54.0 %          51.5 %
Michigan................................                 -            43.1 %
RAP-Tennessee...........................              51.3 %          49.9 %

Total (excluding other)...............                51.0 %          49.9 %


(1)	Excludes management fee expense of $859,829 and $780,369, net losses related to the disposition of certain plant assets of $394,223 and $386,847, sales cost expenses related to the sale of partnership interest of $141,535 and $0, and non-
        cash management incentive plan expense of $3,600,000 and $189,999 for the three months ended June 30, 1999 and 1998, respectively.

(2)	Principally interest income.

(3)	Activity relates to the Michigan Systems which were sold effective January 31, 1998.

RIFKIN ACQUISITION PARTNERS, L.L.L.P.
REVENUE AND OPERATING CASH FLOW REPORT
(UNAUDITED)
Six Months Ended June 30, 1999 and 1998

REVENUES:
                                                     1999            1998
Georgia.................................	$ 16,954,786  	$  14,665,393
Illinois................................           5,484,722        5,280,526
Michigan(3).............................                   -          386,182
Tennessee...............................          26,050,143       23,904,824
Other(2)................................              94,165           64,851

   Total................................        $ 48,583,816    $  44,301,776

OPERATING CASH FLOW(1):

Georgia.................................        $  8,425,497    $   7,229,136
Illinois................................           2,878,668        2,742,004
Michigan................................                   -           83,733
Tennessee...............................          13,171,750       12,004,010
Other...................................              40,745            9,803

   Total................................        $ 24,516,660    $  22,068,686

OPERATING CASH FLOW AS A PERCENT OF REVENUES:

Georgia.................................              49.7 %           49.3 %
Illinois................................              52.5 %           51.9 %
Michigan................................                 -             21.7 %
RAP-Tennessee...........................              50.6 %           50.2 %

Total (excluding other)...............                50.5 %           49.9 %


(1)	Excludes management fee expense of $1,700,434 and $1,550,562, net losses related to the disposition of certain plant assets of $471,021 and $647,759, sales cost expenses related to the sale of partnership interests of $141,535 and $0, non-
        cash management incentive plan expense of $3,819,999 and $379,998, and the non-
        cash cumulative effect of accounting change for organizational costs of $111,607 and $0 for the six months ended June 30, 1999 and 1998, respectively.

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


SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, as of August 13, 1999.


RIFKIN ACQUISITION PARTNERS, L.L.L.P.

By:  Rifkin Acquisition Management, L.P.
     a Colorado limited partnership, its
     general partner

  By:  RT Investments Corp., a Colorado
       corporation, its general partner

  By: /Dale D. Wagner/
       Dale D. Wagner
       Its:  Vice President & Assistant Treasurer
             (Principal Financial Officer)